Form 10-Q
period 2009-06-30
PMI GROUP INC
filed 2009-08-10
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 31, 2009	82,553,120

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$181,600	$207,415	$369,694	$418,456
Net investment income	29,116	35,774	63,721	70,483
Net realized investment gains (losses)	23,392	(13,383)	17,341	(60,055)
Change in fair value of certain debt instruments	(39,079)	16,957	(20,603)	45,665
Other income	7,134	12,801	17,074	16,796

Total revenues	202,163	259,564	447,227	491,345

LOSSES AND EXPENSES
Losses and loss adjustment expenses	480,841	556,065	863,788	1,112,118
Amortization of deferred policy acquisition costs	3,753	4,222	7,098	8,818
Other underwriting and operating expenses	39,752	52,962	79,773	100,565
Interest expense	11,731	9,912	23,583	18,275

Total losses and expenses	536,077	623,161	974,242	1,239,776

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(333,914)	(363,597)	(527,015)	(748,431)
Equity in losses from unconsolidated subsidiaries	(1,392)	(21,456)	(3,838)	(54,933)

Loss from continuing operations before income taxes	(335,306)	(385,053)	(530,853)	(803,364)
Income tax benefit from continuing operations	(112,679)	(134,083)	(192,965)	(246,478)

Loss from continuing operations	(222,627)	(250,970)	(337,888)	(556,886)

Income (loss) from discontinued operations, net of taxes	7	4,684	(23)	36,636

NET LOSS	$(222,620)	$(246,286)	$(337,911)	$(520,250)

PER SHARE DATA
Basic loss from continuing operations	$(2.71)	$(3.09)	$(4.12)	$(6.86)
Basic income from discontinued operations	—	0.06	—	0.45

Basic net loss	$(2.71)	$(3.03)	$(4.12)	$(6.41)

Diluted loss from continuing operations	$(2.71)	$(3.09)	$(4.12)	$(6.86)
Diluted income from discontinued operations	—	0.06	—	0.45

Diluted net loss	$(2.71)	$(3.03)	$(4.12)	$(6.41)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,184,137	$1,997,466
Equity securities:
Common	11,679	5,593
Preferred	177,762	216,256
Short-term investments	2,299	2,280

Total investments	2,375,877	2,221,595
Cash and cash equivalents	1,264,971	1,483,313
Investments in unconsolidated subsidiaries	147,335	150,377
Related party receivables	1,453	1,526
Accrued investment income	32,734	36,323
Premiums receivable	57,968	58,573
Reinsurance receivables and prepaid premiums	25,863	22,569
Reinsurance recoverables	602,318	482,678
Deferred policy acquisition costs	40,718	34,791
Property, equipment and software, net of accumulated depreciation and amortization	119,414	131,211
Prepaid and recoverable income taxes	21,100	9,562
Deferred income tax assets	220,521	148,184
Other assets	32,935	43,697

Total assets	$4,943,207	$4,824,399

LIABILITIES
Reserve for losses and loss adjustment expenses	$3,235,372	$2,709,286
Unearned premiums	95,741	111,656
Debt (includes $250,774 and $230,171 measured at fair value at June 30, 2009 and December 31, 2008)	427,116	481,764
Reinsurance payables	39,472	42,442
Related party payables	1,900	1,853
Other liabilities and accrued expenses	163,613	199,173

Total liabilities	3,963,214	3,546,174

Commitments and contingencies (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 82,338,980 and 81,687,583 shares outstanding	1,193	1,193
Additional paid-in capital	878,075	892,213
Treasury stock, at cost (36,974,787 and 37,626,184 shares)	(1,323,683)	(1,341,037)
Retained earnings	1,426,142	1,761,535
Accumulated other comprehensive loss, net of deferred taxes	(1,734)	(35,679)

Total shareholders’ equity	979,993	1,278,225

Total liabilities and shareholders’ equity	$4,943,207	$4,824,399

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(337,911)	$(520,250)
Less loss (income) from discontinued operations, net of taxes	23	(36,636)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses from unconsolidated subsidiaries	3,838	54,933
Net realized investment (gains) losses	(18,502)	58,807
Change in fair value of certain debt instruments	20,603	(45,665)
Depreciation and amortization	15,951	12,671
Deferred income taxes	(71,828)	(52,341)
Compensation expense related to share-based payments	2,253	6,481
Deferred policy acquisition costs incurred and deferred	(13,035)	(21,603)
Amortization of deferred policy acquisition costs	7,098	8,818
Changes in:
Accrued investment income	3,525	(4,593)
Premiums receivable	639	1,385
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(6,264)	(2,097)
Reinsurance recoverables	(119,640)	(277,619)
Prepaid and recoverable income taxes	(11,605)	20,494
Reserve for losses and loss adjustment expenses	527,422	1,016,820
Unearned premiums	(15,919)	(3,732)
Related party receivables, net of payables	12	1,143
Liability for pension benefit	(44,960)	(6,827)
Other	2,561	23,604

Net cash (used in) provided by operating activities from continuing operations	(55,739)	233,793

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	389,589	249,836
Proceeds from sales of equity securities	63,342	107,176
Proceeds from sale of equity investment held for sale	—	3,375
Investment purchases:
Fixed income securities	(511,320)	(731,693)
Equity securities	(27,585)	(4,891)
Net change in short-term investments	(19)	(26)
Distributions from unconsolidated subsidiaries, net of investments	(92)	(974)
Capital expenditures and capitalized software, net of dispositions	(2,014)	(7,913)

Net cash used in investing activities from continuing operations	(88,099)	(385,110)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
(Payments) proceeds from credit facility	(75,250)	200,000
Proceeds from issuance of treasury stock	339	1,646
Dividends paid to common shareholders	—	(2,041)

Net cash (used in) provided by financing activities from continuing operations	(74,911)	199,605

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities from discontinued operations	(23)	25,127
Net cash used in investing activities from discontinued operations	—	(4,247)

Net cash (used in) provided by discontinued operations	(23)	20,880
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	430	4,118
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations - held for sale	—	7,121

Net (decrease) increase in cash and cash equivalents	(218,342)	80,407
Cash and cash equivalents at the beginning of the period	1,483,313	427,912
Less cash and cash equivalents of discontinued operations - held for sale, at the end of the period	—	83,381

Cash and cash equivalents of continuing operations at end of period	$1,264,971	$424,938

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period:
Interest paid, net of capitalization	$22,050	$15,736
Income taxes paid, net of refunds	$5,743	$22,029
Non-cash investing and financing activities:
Capital lease obligations	$463	$1,032

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”, “TPG” or the “Company”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co., an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. Also included in the accompanying financial statements and reported as discontinued operations for all periods presented are the accounts of PMI Mortgage Insurance Ltd. and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”) and PMI Mortgage Insurance Asia Ltd. (“PMI Asia”) which were sold as of December 31, 2008; and the accounts of PMI Guaranty Co. (“PMI Guaranty”) which was considered disposed of other than by sale as of December 31, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into PMI. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

The Company completed the sales of PMI Australia and PMI Asia to the QBE Insurance Group (“QBE”) in the fourth quarter of 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has classified the results of its PMI Australia, PMI Asia and PMI Guaranty operations as discontinued operations for all periods presented. The assets and liabilities of PMI Guaranty which were disposed of other than by sale are classified in the consolidated balance sheet according to their nature. The results of discontinued operations, which include both disposed of by sale and disposed of other than by sale, are reported as “Income (loss) from discontinued operations, net of taxes” in the consolidated statements of operations for all periods presented.

The Company has equity ownership interests in CMG Mortgage Insurance Company, CMG Mortgage Reinsurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. The Company also has equity ownership interests in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company also has an approximately 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997.

During the first quarter of 2008, the Company impaired its investment in FGIC and reduced the carrying value of its investment in FGIC from $103.6 million to zero. During 2008, the Company realized an other-than-temporary impairment charge of $2.9 million and recognized equity in losses from RAM Re of $57.7 million, which decreased the value of the Company’s investment in RAM Re to zero. To the extent that the Company’s carrying values of its investment in FGIC and RAM Re remain zero, the Company will not recognize in future periods its proportionate share of FGIC’s and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to FGIC or RAM Re.

Impact of Current Economic Environment

The significant and continuing weakened condition of the U.S. residential mortgage, housing, credit, and capital markets continues to negatively affect the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $222.6 million and $337.9 million for the second quarter and first six months of 2009, respectively, compared to a net loss of $246.3 million and $520.3 million for the corresponding periods in 2008. As part of the Company’s response to difficult market conditions, it has adopted a number of initiatives that affect the composition of its business. In particular, the Company is focusing on its core business, U.S. mortgage insurance.

In the current environment, the Company continues to face significant challenges and risks. Unless the Company raises significant additional capital or achieves significant statutory capital relief to support PMI, its policyholders position will continue to decline and its risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements. In response to the Company’s capital constraints, it is exploring alternatives to enhance its liquidity at TPG and capital at PMI, including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), restructuring of certain pool contracts, obtaining reinsurance for PMI’s future book of business, other capital relief initiatives at PMI, and/or debt or equity offerings. In response to capital constraints, PMI wrote significantly less business in 2008 and in the first six months of 2009 and expects to continue to reduce new insurance written, or NIW, throughout 2009.

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q and Articles 7 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2008.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. When the Company determines that an equity security has suffered an other-than-temporary impairment, the impairment loss is recognized, to the extent of the decline, as a realized investment loss in the consolidated statement of operations.

The Company recognizes other-than-temporary impairments (“OTTI”) for debt securities classified as available for sale in accordance with FASB staff position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (collectively, “FSP No. 115-2”) which was adopted on April 1, 2009. As required by this FSP and SFAS, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in accumulated other comprehensive income (“AOCI”). For debt securities that are intended to be sold, or that management believes it is more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

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

The Company reports the equity in earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are reported on a one-quarter lag basis. Equity in earnings (losses) from RAM Re are reported on a one-quarter lag basis. Due to the impairment of the Company’s investments in FGIC and RAM Re in 2008, the carrying value of the Company’s investments in FGIC and RAM Re were reduced to zero. To the extent that the carrying values remain zero, the Company will not recognize in future periods its proportionate share of FGIC and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

Related Party Receivables and Payables — As of June 30, 2009, related party receivables were $1.5 million and related party payables were $1.9 million which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. SFAS No. 60, Accounting and Reporting by Insurance Enterprises (“SFAS No. 60”) specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $211.7 million and $206.4 million as of June 30, 2009 and December 31, 2008, respectively.

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

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled monthly mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to reserves for losses and LAE. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and, accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverables. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

The Company establishes loss reserves on a gross basis for losses and LAE for its deductible pool policies, which contain aggregate deductible and stop-loss limits, on a pool by pool basis. The gross reserves for each pool are based on reported delinquencies, claim rate and claim size assumptions which are determined based on the loan characteristics of the pool, delinquency trends and historical performance as well as expected economic conditions. After determining the gross loss reserve, deductible and stop-loss limits are applied to determine the net loss reserve.

The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall. The Company currently reinsures six financial guaranty contracts in PMI Europe.

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

Reinsurance — The Company uses reinsurance to reduce net risk in force, optimize capital allocation and comply with a statutory provision adopted by several states that limits the maximum mortgage insurance coverage that can be provided by a single company to 25% for any single risk. The Company’s reinsurance agreements typically provide for a recovery of a proportionate level of claim expenses from reinsurers, and a reinsurance receivable is recorded as an asset based on the type of reinsurance coverage. The Company remains liable to its policyholders if the reinsurers are unable to satisfy their obligations under the agreements. Reinsurance recoverables on loss estimates are based on the Company’s actuarial analysis of the applicable business. Amounts the Company will ultimately recover could differ from amounts recorded as reinsurance recoverables. Reinsurance transactions are recorded in accordance with the accounting guidance provided in SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. Accordingly, management assesses, among other factors, risk transfer criteria for all reinsurance arrangements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. SFAS No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the earning of insurance premiums. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 88.4% and 86.8% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2009, respectively, compared to 85.0% and 84.0% in the corresponding periods of 2008. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 33.6% and 36.3% for the three and six months ended June 30, 2009, respectively, compared to the federal statutory rate of 35.0%. As the Company reported a net loss for the three and six months ended June 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate. These effects, however, were offset by higher losses and the determination that income from foreign subsidiaries would no longer be deemed “permanently reinvested” which required tax expense to be booked of approximately $15.0 million in the second quarter based on the cumulative foreign exchange adjustment as of March 31, 2009. The effective tax rates of 34.8% and 30.7% for the three and six months ended June 30, 2008 were lower than the federal statutory rate due to losses from the Company’s Financial Guaranty segment, primarily from the impairment of FGIC and the Company’s European Operations, which have lower effective tax rates.

As of June 30, 2009, a tax valuation allowance of $174.6 million was recorded against a $245.3 million deferred tax asset related to the recognition of losses from FGIC and RAM Re in excess of the Company’s tax basis. The Company did not record a full valuation allowance against the deferred tax asset as it is management’s expectation that a portion of the tax benefit will be realized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

Benefit Plans — The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) for its treatment of U.S. employees’ pension benefits. SFAS No. 158 requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to AOCI.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of AOCI included in total shareholders’ equity. Foreign currency translation gains in AOCI before tax were $47.7 million as of June 30, 2009 compared with $48.3 million as of December 31, 2008. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

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

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations, Financial Guaranty, and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re representing continuing operations and the financial results of PMI Guaranty through December 31, 2008, which represent discontinued operations. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations. The Company’s Corporate and Other segment mainly consists of the holding company and contract underwriting operations. In April 2009, the Company ceased offering contract underwriting services.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net losses for the three months ended June 30, 2009 and 2008, 8.6 million and 9.4 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. Included in the share equivalents issued under the Company’s share-based compensation plans for the three months ended June 30, 2009 and 2008, were 5.9 million and 7.3 million shares, respectively, attributable to outstanding stock options with exercise prices greater than or equal to the average price of the common shares.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands)
Net loss:
Loss from continuing operations as reported	$(222,627)	$(250,970)	$(337,888)	$(556,886)
Income (loss) from discontinued operations	7	4,684	(23)	36,636

Net loss adjusted for diluted EPS calculation	$(222,620)	$(246,286)	$(337,911)	$(520,250)

Weighted-average shares for basic EPS	82,238	81,223	82,067	81,214
Weighted-average stock options and other dilutive components	—	—	—	—

Weighted-average shares for diluted EPS	82,238	81,223	82,067	81,214

Basic EPS from continuing operations	$(2.71)	$(3.09)	$(4.12)	$(6.86)
Basic EPS from discontinued operations	—	0.06	—	0.45

Basic EPS	$(2.71)	$(3.03)	$(4.12)	$(6.41)

Dilutive EPS from continuing operations	$(2.71)	$(3.09)	$(4.12)	$(6.86)
Dilutive EPS from discontinued operations	—	0.06	—	0.45

Dilutive EPS	$(2.71)	$(3.03)	$(4.12)	$(6.41)

Dividends declared and accrued to common shareholders	$—	$0.0125	$—	$0.0250

Share-Based Compensation — The Company applies SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) in accounting for share-based payments. SFAS No. 123R requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and six months ended June 30, 2009 was $1.1 million (pre-tax) and $2.3 million (pre-tax), respectively, compared to $2.1 million (pre-tax) and $6.5 million (pre-tax) for the corresponding periods in 2008.

Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 157 provides a framework for measuring fair value under GAAP. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million in retained earnings as of January 1, 2008 related to the initial adoption of SFAS No. 159 for certain debt instruments held by the Company. For the three and six months ended June 30, 2009, the Company’s net loss included a $39.1 million and $20.6 million loss, respectively, related to the subsequent measurement of fair value for these debt instruments compared to a $17.0 million and $45.7 million gain for the three and six months ended June 30, 2008. The Company selected its 10 year and 30 year senior debt instruments for the fair value option as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. (See Note 8. Fair Value Disclosures, for further discussion.)

Reclassifications — Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation. The Company reclassified the results of operations of PMI Australia, PMI Asia and PMI Guaranty as discontinued operations for all periods presented.

NOTE 3. NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (Codification) to become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. When effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. As SFAS No. 168 and the Codification were not intended to change or alter existing GAAP, the Company does not expect the adoption of SFAS No. 168 and the Codification will have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which provides additional consolidation guidance to enterprises involved with variable interest entities. SFAS No. 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. SFAS No. 167 also requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether an enterprise is the primary beneficiary. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is still evaluating the impact of SFAS No. 167 on its consolidated financial statements. SFAS No. 167 is not currently expected to impact the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”), which eliminates the concept of a qualifying special-purpose entity and modifies the derecognition provision in FASB Statement No. 140. SFAS No. 166 requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is still evaluating the impact of SFAS No. 166 on its consolidated financial statements. SFAS No. 166 is not currently expected to significantly impact the Company’s consolidated financial statements.

Recently Adopted Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. SFAS No. 165 has not significantly impacted the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. FSP No. 157-4 has not significantly impacted the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. FSP No. 115-2 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. FSP No. 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 115-2 effective April 1, 2009. The impact of adoption was an opening balance adjustment to reclassify from retained earnings into accumulated other comprehensive income (loss) an amount of $2.5 million. The expanded disclosures related to FSP No. 115-2 are included in Note 4 — Investments.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”). This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP No. 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. FSP No. 107-1 has not significantly impacted the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of June 30, 2009 and December 31, 2008 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of June 30, 2009
Fixed income securities:
Municipal bonds	$1,953,047	$15,307	$(43,894)	$1,924,460
Foreign governments	57,722	568	(1,446)	56,844
Corporate bonds	89,770	1,392	(5,998)	85,164
FDIC corporate bonds	109,778	822	—	110,600
U.S. governments and agencies	3,615	536	—	4,151
Mortgage-backed securities	2,674	244	—	2,918

Total fixed income securities	2,216,606	18,869	(51,338)	2,184,137
Equity securities:
Common stocks	8,522	3,677	(520)	11,679
Preferred stocks	193,545	9,578	(25,361)	177,762

Total equity securities	202,067	13,255	(25,881)	189,441
Short-term investments	2,299	—	—	2,299

Total investments	$2,420,972	$32,124	$(77,219)	$2,375,877

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2008
Fixed income securities:
Municipal bonds	$1,888,682	$24,174	$(98,587)	$1,814,269
Foreign governments	49,965	2,176	(1,780)	50,361
Corporate bonds	131,299	1,267	(7,348)	125,218
U.S. governments and agencies	3,620	799	—	4,419
Mortgage-backed securities	3,050	149	—	3,199

Total fixed income securities	2,076,616	28,565	(107,715)	1,997,466
Equity securities:
Common stocks	9,291	—	(3,698)	5,593
Preferred stocks	229,262	7,195	(20,201)	216,256

Total equity securities	238,553	7,195	(23,899)	221,849
Short-term investments	2,280	—	—	2,280

Total investments	$2,317,449	$35,760	$(131,614)	$2,221,595

At June 30, 2009, the Company had gross unrealized losses of $77.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $2.4 billion. Unrealized losses in the first half of 2009 on fixed income securities were primarily due to the widening of credit spreads throughout 2008 which led to increased market interest rates on most fixed income securities. Unrealized losses on fixed income securities have decreased from December 31, 2008 primarily as a result of contracting market spreads. Unrealized losses in the first half of 2009 on preferred securities were primarily due to higher interest rates and continued volatility in the equity securities markets.

In addition, included in the gross unrealized losses are debt securities that the Company determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2.

Evaluating Investments for Other-than-Temporary-Impairment

The Company reviews all of its fixed income and equity security investments, on a periodic basis for impairment, with focus on those having unrealized losses. The Company specifically assesses all investments with declines in fair value and, in general, monitors all security investments as to ongoing risk.

The Company reviews on a quarterly basis, or as needed in the event specific credit events, unrealized losses on all investments with declines in fair value. These investments are then tracked to establish whether they meet the Company’s established other than temporary impairment criteria. This process involves monitoring market events and other items that could impact issuers. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.

Relevant facts and circumstances considered include but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether its more likely than not the Company will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a security specific approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation.

The Company assesses equity securities using the criteria outlined above and also considers whether in addition to these factors it has the ability and intent to hold the equity securities for a period of time sufficient for recovery of cost or amortized cost. Where the Company lacks that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and the Company records the full difference between fair value and of cost or amortized cost in earnings.

Once the determination is made that a debt security, is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit. The estimate of the portion of impairment due to credit is based upon a comparison of ratings at the purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. The Company obtains ratings from two nationally recognized rating agencies for each security being assessed. The Company also incorporates information on the specific securities from its management and, as appropriate, from its external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

This information is used to determine the Company’s best estimate of what the credit related portion of the impairment is based on a probability-weighted estimate of future cash flows. The probability weighted cash flows for the individual securities are modeled using internal models, which calculate the discounted cash flows at the implicit rate at purchase through maturity. If the cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings. For debt securities that are intended to be sold, or that management believes it is more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. For debt securities that management has no intention to sell and believes it is more likely than not that they will not be required to be sold prior to recovery, only the credit component of the impairment is recognized in earnings, with the remaining impairment loss recognized in AOCI.

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. This resulted in an opening balance adjustment to reclassify from retained earnings into AOCI an amount of $2.5 million, which related to non-credit related impairment charges taken prior to adoption of FSP No. 115-2 on debt securities held principally at PMI Europe.

In the Consolidated Statements of Operations, the Company had other-than-temporary impairments of $0.8 million for the three months ended June 30, 2009 on securities considered to be impaired. The credit component of the impairments for the three months ended June 30, 2009 was $0.0 million.

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized losses in the statement of operations and reflected in other comprehensive income (loss) and AOCI, the latter of which is a component of stockholders’ equity in the balance sheets.

Other-than-temporary Impairment — During the three months ended June 30, 2009, the Company recorded other-than-temporary impairment losses as follows:

Three Months Ended June 30, 2009
(Dollars in thousands)
Total other-than-temporary impairment losses (unrealized and realized) on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$—
Less: portion of OTTI losses recognized in AOCI (before taxes)	—

Net impairment losses recognized in earnings for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	—
OTTI losses recognized in earnings for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	281
Impairment losses related to equity securities	540

Net impairment losses recognized in earnings	$821

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the three months ended June 30, 2009 is as follows:

	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to April 1, 2009	Additions for OTTI securities where credit losses were recognized prior to April 1, 2009	Reductions due to sales of credit impaired securities	June 30, 2009 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,575	$—	$—	$—	$1,575
Corporate Bonds	632	—	—	—	$632

Total OTTI credit losses recognized for debt securities	$2,207	$—	$—	$—	$2,207

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at June 30, 2009:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,163	$17,189
Due after one year through five years	185,528	184,006
Due after five years through ten years	445,343	442,032
Due after ten years	1,565,898	1,537,992
Mortgage-backed securities	2,674	2,918

Total fixed income securities	$2,216,606	$2,184,137

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,987	$26,673	$49,219	$51,159
Equity securities	4,302	5,591	8,796	11,362
Short-term investments, cash and cash equivalents and other	157	3,964	6,616	8,946

Investment income before expenses	29,446	36,228	64,631	71,467
Investment expenses	(330)	(454)	(910)	(984)

Net investment income	$29,116	$35,774	$63,721	$70,483

Realized investment (losses) gains — Net realized investment (losses) gains consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$20,990	$78	$21,818	$19,724
Gross losses	(758)	(543)	(3,165)	(608)

Net gains (losses)	20,232	(465)	18,653	19,116
Equity securities:
Gross gains	4,034	293	4,034	24,064
Gross losses	(769)	(13,193)	(5,067)	(15,003)

Net gains (losses)	3,265	(12,900)	(1,033)	9,061
Short-term investments:

Net losses	(105)	(18)	(279)	(251)

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	—	—	(87,981)

Net losses	—	—	—	(87,981)

Net realized investment gains (losses) before income taxes	23,392	(13,383)	17,341	(60,055)
Income tax expense (benefit)	8,187	(4,684)	6,069	(21,019)

Total net realized investment gains (losses) after income taxes	$15,205	$(8,699)	$11,272	$(39,036)

Realized investment gains for the second quarter of 2009 includes a $0.5 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $0.3 million loss related to fixed income securities in its International investment portfolio. As a result of the adoption of FSP No. 115-2 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings in the amount of $2.5 million. The losses in the first six months of 2008 include an $88.0 million loss related to the impairment of the

Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008 and a $19.0 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio during the second quarter of 2008.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$716,702	$(16,783)	$354,409	$(27,111)	$1,071,111	$(43,894)
Foreign governments	25,334	(1,446)	—	—	25,334	(1,446)
Corporate bonds	32,402	(3,904)	16,501	(2,094)	48,903	(5,998)

Total fixed income securities	774,438	(22,133)	370,910	(29,205)	1,145,348	(51,338)
Equity securities:
Common stocks	3,141	(520)	—	—	3,141	(520)
Preferred stocks	43,571	(8,837)	68,641	(16,524)	112,212	(25,361)

Total equity securities	46,712	(9,357)	68,641	(16,524)	115,353	(25,881)

Total	$821,150	$(31,490)	$439,551	$(45,729)	$1,260,701	$(77,219)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

The unrealized losses as of June 30, 2009 and December 31, 2008 were primarily due to the widening of market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as well as other market driven factors. The changes in unrealized gains/losses in the first half of 2009 were primarily due to contracting of market spreads principally in the U.S. fixed income portfolio.

As of June 30, 2009, the Company’s investment portfolio included 239 securities in an unrealized loss position compared to 284 securities as of December 31, 2008.

Investment Concentrations and Other Items — The Company maintains an investment portfolio principally of U.S. municipal bonds. The following states and the District of Columbia represent the largest concentrations in the U.S. municipal bond portfolio, expressed as a percentage of the fair value of all U.S. municipal bond holdings. Holdings in states and the District of Columbia that exceed 5% of the U.S. municipal bond portfolio at the respective dates are presented below:

	June 30, 2009	December 31, 2008
New York	13.9%	12.8%
Texas	11.1%	11.7%
California	10.1%	10.1%
Florida	9.9%	7.5%
Illinois	7.5%	6.7%
District of Columbia	—	5.1%

At June 30, 2009, fixed income securities and short-term investments with an aggregate fair value of $15.4 million were on deposit with regulatory authorities as required by law.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	Ownership Percentage	December 31, 2008	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	132,271	50.0%	135,082	50.0%
RAM Re	—	23.7%	—	23.7%
Other*	15,064	various	15,295	various

Total	$147,335		$150,377

*	Other represents principally various limited partnership investments.

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2008 or 2009. Additionally, due to the impairment of RAM Re during 2008, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

Equity in (losses) earnings from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	Ownership Percentage	2008	Ownership Percentage	2009	Ownership Percentage	2008	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%	$—	42.0%	$—	42.0%
CMG MI	(1,221)	50.0%	2,986	50.0%	(3,515)	50.0%	5,866	50.0%
RAM Re	—	23.7%	(24,321)	23.7%	—	23.7%	(60,557)	23.7%
Other	(171)	various	(121)	various	(323)	various	(242)	various

Total	$(1,392)		$(21,456)		$(3,838)		$(54,933)

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$39,061	$24,598	$34,791	$18,305
Policy acquisition costs incurred and deferred	5,410	7,121	13,025	18,010
Amortization of deferred policy acquisition costs	(3,753)	(4,222)	(7,098)	(8,818)

Balance at June 30,	$40,718	$27,497	$40,718	$27,497

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods.Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. For the year ended December 31, 2007, as a result of a recoverability analysis of deferred costs relating to new mortgage insurance policies acquired in 2007, the Company impaired its deferred policy acquisition cost asset in its U.S. Mortgage Insurance Operations by $33.6 million related to the 2007 book year. The deferred policy acquisition cost asset at June 30, 2009 includes only costs associated with the 2008 and 2009 books of business. In the second quarter of 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost asset by $3.6 million, reducing its value to zero. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during 2008. Due to higher persistency levels experienced in the Company’s U.S. Mortgage Insurance portfolio, in 2008 the Company increased the period over which it amortizes deferred policy acquisition costs in its U.S. Mortgage Insurance Operations.

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

	2009	2008
	(Dollars in thousands)
Balance at January 1,	$2,709,286	$1,177,309
Less: reinsurance recoverables	(482,678)	(36,917)

Net balance at January 1,	2,226,608	1,140,392
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	748,650	849,320
Prior years (1)	115,138	262,798

Total incurred	863,788	1,112,118
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(6,972)	(5,492)
Prior years	(448,234)	(365,182)

Total payments	(455,206)	(370,674)

Foreign currency translation effects	(2,136)	1,495
Net change in PMI Guaranty’s loss reserves (2)	—	4,591

Net ending balance at June 30,	2,633,054	1,887,922
Reinsurance recoverables	602,318	314,615

Balance at June 30,	$3,235,372	$2,202,537

(1)	The $115.1 million and $262.8 million increases in prior years’ reserves in the first six months of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $115.1 million increase in prior years’ reserves during the first six months of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size development in the modified pool insurance portfolio partially offset by reductions in claim size on our primary insurance portfolio. The $262.8 million increase in prior years’ reserves during the first six months of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes on our primary insurance portfolio. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.
(2)	Includes losses and LAE incurred of $29.8 million and payments of $25.2 million for the six months ended June 30, 2008 from PMI Guaranty which is reported as discontinued operations in the consolidated statement of operations for all periods presented.

The increase in total consolidated loss reserves at June 30, 2009 compared to June 30, 2008 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations primarily as a result of an increase in the default inventory and adverse loss development on claim rates and claim sizes from our modified pool contracts. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS No. 157 and SFAS No. 159. In particular, the Company elected to adopt the fair value option presented by SFAS No. 159 for certain corporate debt liabilities on the adoption date. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments at the time of election of the fair value option be recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

The following tables present the difference between fair values as of June 30, 2009 and 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted SFAS No. 159, the Company’s diluted loss per share for the three and six months ended June 30, 2009 would have been $2.40 per share and $3.95 per share, respectively, compared to $3.17 per share and $6.77 per share for the corresponding periods in 2008.

	Fair Value (including accrued interest) as of June 30, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$159,376	$254,375	$94,999
6.625% Senior Notes	$91,398	$152,898	$61,500

	Fair Value (including accrued interest) as of December 31, 2008	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$153,027	$254,375	$101,348
6.625% Senior Notes	$77,144	$152,898	$75,754

The change in fair value of certain of the Company’s corporate debt for which the fair value option was elected was principally due to the reduction in the credit spreads primarily resulting from the amendment of the Company’s credit facility that became effective on May 29, 2009.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value. When determining the fair value of its debt, the Company has considered the guidance in FSP No. 157-4 as it relates to determining fair value in circumstances of limited trading volume.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,180,933	$3,204	$2,184,137
Equity securities	8,522	176,455	4,464	189,441
Short-term investments	—	2,299	—	2,299
Cash and cash equivalents	1,264,971	—	—	1,264,971
Accrued investment income	32,734	—	—	32,734

Total assets	$1,306,227	$2,359,687	$7,668	$3,673,582

Liabilities
Credit default swaps	$—	$—	$40,252	$40,252
6.000% Senior Notes	—	159,376	—	159,376
6.625% Senior Notes	—	91,398	—	91,398

Total liabilities	$—	$250,774	$40,252	$291,026

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$1,994,025	$3,441	$1,997,466
Equity securities	5,576	211,809	4,464	221,849
Short-term investments	2,280	—	—	2,280
Cash and cash equivalents	1,483,313	—	—	1,483,313
Accrued investment income	36,323	—	—	36,323

Total assets	$1,527,492	$2,205,834	$7,905	$3,741,231

Liabilities
Credit default swaps	$—	$—	$54,542	$54,542
6.000% Senior Notes	—	153,027	—	153,027
6.625% Senior Notes	—	77,144	—	77,144

Total liabilities	$—	$230,171	$54,542	$284,713

Fixed income and equity securities classified as Level 3 under SFAS No. 157 are not publicly or actively traded, and the prices are not readily available. The fair values of these investments are management’s best estimate and are reassessed periodically.

PMI Europe’s risk in force related to its credit default swap (“CDS”) contracts was $5.8 billion as of June 30, 2009. Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The amount of the required posted collateral calculation varies and can include mark-to-market valuations, contractual formulae and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of June 30, 2009 is $34.6 million, for which the Company has posted collateral of $25.8 million in the normal course of business. The Company estimates that the amount of additional collateral it may be required to post in 2009 will range from zero to $18 million. The actual level of collateral posted at year end will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $40.3 million and $54.5 million as of June 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet.

Fair Value of Credit Default Swap Contracts

PMI Europe’s CDS contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often customized transactions, for which observable market quotes are not regularly available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the SFAS No. 157 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

Key inputs used in the Company’s valuation of CDS contracts include the transaction notional amount, expected term, premium rates on risk layers, changes in market spreads, estimated loss rates and loss timing, and risk free interest rates. As none of the instruments that the Company is holding are traded, the Company develops internal exit price estimates. Its internal exit price estimates are based on a number of factors, including its own expectations of loss payments and timing, as well as indications of current CDS spreads obtained through market surveys with investment banks, counterparty banks, and other relevant market sources in Europe. The Company validates market surveys obtained from these third-party sources by comparing them against each other for consistency. The assumed market CDS spread is a significant assumption that, if changed, could result in materially different fair values. Accordingly, market perceptions of credit deterioration are likely to result in the increase in the expected exit value (the amount required to be paid to exit the transaction).

The values of the Company’s CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations and/or the cost of the Company’s capital. As credit spreads change, the values of these CDS contracts will change and the resulting gains and losses will be recorded in the Company’s operating results. In addition, with the adoption of SFAS No. 157, the Company has incorporated its non-performance risk into the market value of its derivative assets and liabilities. The fair value of these CDS liabilities was $40.3 million as of June 30, 2009. Excluding the Company’s non-performance risk, the fair value of these CDS liabilities would have been $46.3 million as of June 30, 2009.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. We estimate the life of contract to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at our expected call date or have deviated from our expected call date in lengths of time that are not significant.

The fair value of investment grade contracts is determined by calculating the difference between the present value of expected future premiums from the contract and the estimated cost of hedging the transaction to the expected life of contract date. The estimated cost of hedging the transaction is established by reference to market spreads on residential mortgage backed securities in the countries in which the underlying reference portfolio is located. Spreads are obtained from a number of European banking groups. The Company validates the spreads by comparing them against each other for consistency. The expected life of contract date is determined by using the earlier of the next contractual call date or an estimated regulatory call date based upon discussions with the counterparty at the time the contract is executed.

Similar third party information is not available for non-investment grade contracts, and, accordingly, for those contracts, fair value is estimated using the present value of expected future contractual payments and incorporating a market-based estimated cost of capital that would be required by a third party with similar credit standing as PMI to assume an identical contract. Expected future contractual payments are determined through the analysis of recent performance of the relevant transaction and similar transactions. Cash flows are discounted using a risk-free rate. The market-based cost of capital is based on an estimate of PMI’s cost of capital as of the period in which the value is being determined.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of SFAS No. 157.

	Total Fair Value Measurements
	Six Months Ended June 30, 2009
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Balance, January 1, 2009	3,441	4,464	(54,542)
Total gains or (losses)
Included in earnings (1)	(237)	—	14,759
Included in other comprehensive income (2)	—	—	481
Purchase, issuance and settlements (3)	—	—	(950)

Balance, June 30, 2009	$3,204	$4,464	$(40,252)

	Six Months Ended June 30, 2008
	(Dollars in thousands)
Balance, January 1, 2008	$3,704	$5,705	$(26,921)
Total gains or (losses)
Included in earnings (1)	(143)	(254)	10,350
Included in other comprehensive income (2)	—	—	(2,148)
Purchase, issuance and settlements (3)	—	—	(8,409)

Balance, June 30, 2008	$3,561	$5,451	$(27,128)

(1)	The combined losses on equity and fixed income securities of $0.2 million and $0.1 million for the six months ended June 30, 2009 and 2008, respectively, are included in net investment income in the Company’s consolidated statement of operations. The gain on credit default swaps of $14.8 million and $10.4 million for the six months ended June 30, 2009 and 2008, respectively, is included in other income in the Company’s consolidated statement of operations.
(2)	The gain on credit default swaps of $0.5 million for the six months ended June 30, 2009 and the loss of $2.1 million for the six months ended June 30, 2008 is a result of the translation from the Euro to the U.S. dollar and is included in other comprehensive income.
(3)	The purchase, issuance and settlements of $1.0 million and $8.4 million for the six months ended June 30, 2009 and 2008, respectively represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of June 30, 2009, no tax issues from the most recently closed or pending IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2009, the Company had committed to fund, if called upon to do so, $3.0 million of additional equity in certain limited partnership investments. The Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. The $22.9 million deposit is included in cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2009.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, upon certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of June 30, 2009, PMI Europe posted collateral of $25.8 million on credit default swap transactions accounted for as derivatives and $45.5 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $71.3 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2009.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

The following table shows the components of other comprehensive loss for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net Loss	$(222,620)	$(246,286)	$(337,911)	$(520,250)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the year, net of tax benefit	46,403	(41,902)	45,799	(102,426)
Less: realized investment (losses) gains, net of tax (benefit) expense	15,273	(12,812)	11,453	20,344

Change in unrealized gains (losses) arising during the period, net of tax expense (benefit) of $16,523, $(11,408), $17,115 and $(62,105), respectively	31,130	(29,090)	34,346	(122,770)
Defined benefit pension plans, net of tax expense of $0	—	—	—	2,147
Accretion of cash flow hedges, net of tax expense of $54, $54, $107 and $107, respectively	100	100	199	199
Foreign currency translation adjustments
Total change in unrealized gains on foreign currency translation, net of taxes of $2,519, $0, $2,519 and $0, respectively	4,679	46,649	(600)	96,896

Change in unrealized gains on foreign currency translation	4,679	46,649	(600)	96,896

Other comprehensive income (loss)	35,909	17,659	33,945	(23,528)

Comprehensive loss	$(186,711)	$(228,627)	$(303,966)	$(543,778)

The changes in unrealized gains/losses in the second quarter and first half of 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the equity securities markets as well as other market driven factors. The changes in unrealized gains/losses in the second quarter and first half of 2008 were primarily due to widening market spreads principally in the U.S fixed income portfolio and the preferred portfolio. The changes in foreign currency translation adjustments for the second quarter and first half of 2009 and 2008 were due primarily to strengthening of the Euro spot exchange rate relative to the U.S. dollar.

The following table shows the accumulated balances for each component of accumulated other comprehensive (loss) income for the periods ended June 30, 2009 and 2008:

	Unrealized gains on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2007	$36,658	$2,722	$(5,350)	$281,047	$315,077
Current period change	(122,770)	2,147	199	96,896	(23,528)

Balance, June 30, 2008	$(86,112)	$4,869	$(5,151)	$377,943	$291,549

Balance, December 31, 2008	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	34,346	—	199	(600)	33,945

Balance, June 30, 2009	$(30,769)	$(13,871)	$(4,753)	$47,659	$(1,734)

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pension benefits
Service cost	$1,076	$2,302	$2,077	$4,654
Interest cost	895	1,658	1,730	3,351
Expected return on plan assets	(517)	(2,216)	(999)	(4,479)
Amortization of prior service cost	(227)	(432)	(439)	(873)
Recognized net actuarial loss	523	98	1,011	198
SERP settlement	797	—	770	—

Net periodic benefit cost	$2,547	$1,410	$4,150	$2,851

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$100	$123	$201	$245
Interest cost	234	176	468	353
Amortization of prior service cost	(143)	(189)	(287)	(376)
Recognized net actuarial loss	134	90	268	179

Net periodic post-retirement benefit cost	$325	$200	$650	$401

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI incurred expenses of $0.8 million in the second quarter of 2009 as a result of this Program. PMI incurred expenses of $33.1 million in 2008 as a result of this Program. In addition, the Company contributed $10 million to the Retirement Plan in January 2008 and an additional $31.0 million in December 2008. Approximately $24.0 million of this contribution was nondeductible for tax purposes. The Company has filed with the IRS to have the nondeductible portion refunded to avoid excise tax penalties.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$84,088	$64,901
Discount on loss reserves	36,591	28,350
Unearned premium reserves	4,974	5,762
Unrealized net losses on investments	63,896	84,098
Basis difference on investments in unconsolidated subsidiaries	245,339	245,339
Pension costs and deferred compensation	22,309	20,604
Contingency reserve deduction, net of tax and loss bonds	69,823	182
Other assets	17,282	15,494

Total deferred tax assets	544,302	464,730

Deferred tax liabilities:
Deferred policy acquisition costs	13,613	11,311
Unrealized net gains on debt	63,430	72,857
Software development costs	18,057	18,906
Equity in earnings from unconsolidated subsidiaries	29,131	32,453
Foreign translation gain	17,562	—
Other liabilities	7,347	6,378

Total deferred tax liabilities	149,140	141,905

Net deferred tax asset	395,162	322,825
Valuation allowance	(174,641)	(174,641)

Net deferred tax asset	$220,521	$148,184

As of June 30, 2009, a tax valuation allowance of $174.6 million was recorded against a $245.3 million deferred tax asset related to unrealized losses primarily related to FGIC and RAM Re. The Company did not record a valuation allowance against the remaining deferred tax assets as it is management’s expectation that these will “more likely than not” be utilized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

In accordance with FIN 48. Accounting for Uncertain Income Tax Positions, the Company has recorded a contingent liability of $3.1 million as of June 30, 2009, which, if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $2.8 million had been accrued as of December 31, 2008.

When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company incurred net interest and penalties of $0.3 million in the first half of 2009. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
California	From 2003 to present
Ireland	From 2005 to present
Canada	From 2006 to present

As of June 30, 2009, there were no positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

As of June 30, 2009, the Company is subject to federal examination in the U.S. from 2005 through the present. In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2004 in 2008.

PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During the quarter ended June 30, 2009, the Company determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested”. As such, related income tax amounts have been recorded as components in the consolidated statement of operations and accumulated other comprehensive income (loss).

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Premiums written
Direct	$211,470	$239,825	$436,079	$496,722
Assumed	(2,296)	5,840	(1,108)	11,068
Ceded	(39,450)	(43,504)	(80,401)	(92,935)

Net premiums written	$169,724	$202,161	$354,570	$414,855

Premiums earned
Direct	$221,900	$247,893	$449,756	$505,100
Assumed	(126)	3,535	1,840	6,378
Ceded	(40,174)	(44,013)	(81,902)	(93,022)

Net premiums earned	$181,600	$207,415	$369,694	$418,456

Losses and loss adjustment expenses
Direct	$556,142	$746,909	$1,026,480	$1,391,951
Assumed	(100)	3,293	(53)	3,930
Ceded	(75,201)	(194,137)	(162,639)	(283,763)

Net losses and LAE	$480,841	$556,065	$863,788	$1,112,118

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 99.9% of total ceded premiums written for both the three and six months ended June 30, 2009, respectively, compared to 98.6% and 98.7% for the corresponding periods in 2008. The Company recorded $602.3 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of June 30, 2009, compared to $482.7 million as of December 31, 2008. As of June 30, 2009 and December 31, 2008, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $898.0 million and $860.1 million, respectively. As of June 30, 2009 overall Assumed Premium was negative due to the unwinding of two contracts that resulted in a reversal of approximately $2.3 million.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	June 30, 2009			December 31, 2008
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$159,376	$159,376	$153,027
6.625% Senior Notes, due September 15, 2036 (1)	150,000	91,398	91,398	77,144
Revolving Credit Facility	124,750	124,750	124,750	200,000
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	19,957	51,593	51,593

Total debt	$576,343	$395,481	$427,117	$481,764

(1)	The fair values and carrying values of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at June 30, 2009 include accrued interest.

Effective January 1, 2008, the Company elected to adopt the fair value option presented by SFAS No. 159 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. SFAS No. 159 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to the opening balance of retained earnings in the period of adoption. (See Note 8. Fair Value Disclosures, for further discussion.)

In considering the initial adoption of the SFAS No. 159, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

The Company amended its revolving credit facility (the “credit facility” or “facility”) effective May 29, 2009 following the satisfaction of certain conditions precedent agreed upon between the Company and the lenders under the facility on May 8, 2009. Amongst other things, the amended credit facility reduced the facility size to a maximum of $125 million and eliminated certain financial covenants and events of default previously contained in the facility (including the elimination of the maximum debt to total capitalization percentage covenant, the maximum risk to capital ratio covenant, and the financial strength ratings event of default). The amended credit facility requires a minimum Adjusted Consolidated Net Worth (as defined in the facility) of least $1.2 billion through June 30, 2009, at least $700 million from July 1, 2009 through December 31, 2009, and at least $500 million from January 1, 2010 through the facility’s October 24, 2011 maturity date. The amended facility also contains restrictions on, among other things, asset dispositions, dividends and investments. While the Company is generally permitted under the amended facility to make additional investments in the Company’s reinsurance subsidiaries, the Company’s ability to make additional investments in PMI Mortgage Insurance Co. (“MIC”) and MIC’s subsidiaries is subject to dollar limitations.

Prior to the effectiveness of the amended facility, on May 29, 2009, the Shared Collateral Pledge Agreement, dated as of April 24, 2008, between the Company and U.S. Bank National Association as collateral agent (the “Collateral Agent”), pursuant to which the Company granted a security interest in the stock of MIC in favor of the Collateral Agent for the equal and ratable benefit of the lenders under the credit facility and the noteholders under certain of the Company’s senior notes, was terminated and the security interest in the stock of MIC was released.

Thereafter, MIC and the Company entered into a Note Purchase Agreement, dated as of May 29, 2009 (the “Note Purchase Agreement”), pursuant to which the Company purchased the contingent note (the “QBE Note”) that MIC received in connection with the sale of PMI Australia to QBE Holdings (AAP) Pty Limited. Pursuant to the Note Purchase Agreement, the Company made an initial payment to MIC of $75 million and agreed to make an additional contingent payment of up to $25 million; the amount of the contingent payment will be determined based on the value of the QBE Note at redemption or on the net proceeds received by the Company upon a sale of the QBE Note prior to redemption. (See Item 2, Conditions and Trends Affecting our Business – International Operations, for further discussion on the QBE Note.)

Following the sale of the QBE Note to the Company by MIC, the Company pledged the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the credit facility.

In connection with the effectiveness of the amended credit facility, on May 29, 2009, TPG prepaid its credit facility in an amount sufficient to reduce its outstanding borrowings thereunder to $125 million.

NOTE 16. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s management to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

The Company’s Financial Guaranty segment includes its investments in FGIC and RAM Re. The Company impaired its investments in FGIC and RAM Re in 2008 and reduced the carrying values of the investments to zero. To the extent that the Company’s carrying values remain zero, no equity in losses relating to FGIC or RAM Re will be recorded. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. The Company is under no obligation to provide additional capital to FGIC or RAM Re.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended June 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$178,178	$3,415	$—	$7	$181,600
Net investment income (loss)	28,929	(540)	—	727	29,116
Net realized investment gains (losses)	23,663	(271)	—	—	23,392
Change in fair value of certain debt instruments	—	—	—	(39,079)	(39,079)
Net gains from credit default swaps	—	7,003	—	—	7,003
Other income	12	14	—	105	131

Total revenues (expenses)	230,782	9,621	—	(38,240)	202,163

Losses and expenses
Losses and loss adjustment expenses	476,829	4,012	—	—	480,841
Amortization of deferred policy acquisition costs	3,432	321	—	—	3,753
Other underwriting and operating expenses	32,781	3,909	—	3,062	39,752
Interest expense	16	—	—	11,715	11,731

Total losses and expenses	513,058	8,242	—	14,777	536,077

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(282,276)	1,379	—	(53,017)	(333,914)

Equity in losses from unconsolidated subsidiaries	(1,221)	—	—	(171)	(1,392)

(Loss) income from continuing operations before income taxes	(283,497)	1,379	—	(53,188)	(335,306)
Income tax (benefit) expense from continuing operations	(107,720)	14,831	—	(19,790)	(112,679)

Loss from continuing operations	(175,777)	(13,452)	—	(33,398)	(222,627)

Income from discontinued operations, net of taxes	—	7	—	—	7

Net loss	$(175,777)	$(13,445)	$—	$(33,398)	$(222,620)

	Three Months Ended June 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$203,635	$3,769	$—	$11	$207,415
Net investment income	29,255	3,762	—	2,757	35,774
Net realized investment losses	(12,900)	(480)	—	(3)	(13,383)
Change in fair value of certain debt instruments	—	—	—	16,957	16,957
Net gain from credit default swaps	—	9,550	—	—	9,550
Other (loss) income	(91)	23	—	3,319	3,251

Total revenues	219,899	16,624	—	23,041	259,564

Losses and expenses
Losses and loss adjustment expenses	552,476	3,589	—	—	556,065
Amortization of deferred policy acquisition costs	3,819	403	—	—	4,222
Other underwriting and operating expenses	24,159	7,658	—	21,145	52,962
Interest expense	29	—	—	9,883	9,912

Total losses and expenses	580,483	11,650	—	31,028	623,161

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(360,584)	4,974	—	(7,987)	(363,597)

Equity in earnings (losses) from unconsolidated subsidiaries	2,986	—	(24,321)	(121)	(21,456)

(Loss) income from continuing operations before income taxes	(357,598)	4,974	(24,321)	(8,108)	(385,053)
Income tax (benefit) expense from continuing operations	(131,739)	340	—	(2,684)	(134,083)

(Loss) income from continuing operations	(225,859)	4,634	(24,321)	(5,424)	(250,970)

Income (loss) from discontinued operations, net of taxes	—	26,469	(21,785)	—	4,684

Net (loss) income	$(225,859)	$31,103	$(46,106)	$(5,424)	$(246,286)

	Six Months Ended June 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$363,792	$5,887	$—	$15	$369,694
Net investment income	56,699	4,320	—	2,702	63,721
Net realized investment gains (losses)	19,395	(2,036)	—	(18)	17,341
Change in fair value of certain debt instruments	—	—	—	(20,603)	(20,603)
Net gain from credit default swaps	—	14,759	—	—	14,759
Other (loss) income	(38)	(21)	—	2,374	2,315

Total revenues (expenses)	439,848	22,909	—	(15,530)	447,227

Losses and expenses
Losses and loss adjustment expenses	856,675	7,113	—	—	863,788
Amortization of deferred policy acquisition costs	6,457	641	—	—	7,098
Other underwriting and operating expenses	66,301	6,700	—	6,772	79,773
Interest expense	32	—	—	23,551	23,583

Total losses and expenses	929,465	14,454	—	30,323	974,242

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(489,617)	8,455	—	(45,853)	(527,015)

Equity in losses from unconsolidated subsidiaries	(3,515)	—	—	(323)	(3,838)

(Loss) income from continuing operations before income taxes	(493,132)	8,455	—	(46,176)	(530,853)
Income tax (benefit) expense from continuing operations	(189,789)	15,177	—	(18,353)	(192,965)

Loss from continuing operations	(303,343)	(6,722)	—	(27,823)	(337,888)

Loss from discontinued operations, net of taxes	—	(23)	—	—	(23)

Net loss	$(303,343)	$(6,745)	$—	$(27,823)	$(337,911)

	Six Months Ended June 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$411,459	$6,974	$—	$23	$418,456
Net investment income	57,255	8,529	—	4,699	70,483
Net realized investment gains (losses)	28,651	(711)	—	(14)	27,926
Change in fair value of certain debt instruments	—	—	—	45,665	45,665
Impairment of unconsolidated subsidiary	—	—	(87,981)	—	(87,981)
Net gain from credit default swaps	—	10,350	—	—	10,350
Other (loss) income	(167)	51	—	6,562	6,446

Total revenues (expenses)	497,198	25,193	(87,981)	56,935	491,345

Losses and expenses
Losses and loss adjustment expenses	1,089,509	22,609	—	—	1,112,118
Amortization of deferred policy acquisition costs	8,070	748	—	—	8,818
Other underwriting and operating expenses	46,498	14,639	—	39,428	100,565
Interest expense	61	—	—	18,214	18,275

Total losses and expenses	1,144,138	37,996	—	57,642	1,239,776

Loss before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(646,940)	(12,803)	(87,981)	(707)	(748,431)

Equity in earnings (losses) from unconsolidated subsidiaries	5,866	—	(60,557)	(242)	(54,933)

Loss from continuing operations before income taxes	(641,074)	(12,803)	(148,538)	(949)	(803,364)
Income tax benefit from continuing operations	(242,738)	(1,996)	(1,244)	(500)	(246,478)

Loss from continuing operations	(398,336)	(10,807)	(147,294)	(449)	(556,886)

Income (loss) from discontinued operations, net of taxes	—	59,686	(23,050)	—	36,636

Net (loss) income	$(398,336)	$48,879	$(170,344)	$(449)	$(520,250)

	June 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,309,767	$227,377	$—	$103,704	$3,640,848
Investments in unconsolidated subsidiaries	132,271	—	—	15,064	147,335
Reinsurance recoverables	602,318	—	—	—	602,318
Deferred policy acquisition costs	38,895	1,823	—	—	40,718
Property, equipment and software, net of accumulated depreciation and amortization	45,535	52	—	73,827	119,414
Other assets (liabilities)	352,590	(4,298)	70,696	(26,414)	392,574

Total assets	$4,481,376	$224,954	$70,696	$166,181	$4,943,207

Liabilities
Reserve for losses and loss adjustment expenses	$3,185,488	$49,884	$—	$—	$3,235,372
Unearned premiums	73,786	21,946	—	9	95,741
Debt	—	—	—	427,116	427,116
Other liabilities (assets)	163,419	64,217	—	(22,651)	204,985

Total liabilities	3,422,693	136,047	—	404,474	3,963,214
Shareholders’ equity (deficit)	1,058,683	88,907	70,696	(238,293)	979,993

Total liabilities and shareholders’ equity	$4,481,376	$224,954	$70,696	$166,181	$4,943,207

	December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,184,751	$264,322	$—	$255,835	$3,704,908
Investments in unconsolidated subsidiaries	135,082	—	—	15,295	150,377
Reinsurance recoverables	482,678	—	—	—	482,678
Deferred policy acquisition costs	32,317	2,474	—	—	34,791
Property, equipment and software, net of accumulated depreciation and amortization	54,230	948	—	76,033	131,211
Other assets (liabilities)	262,166	14,424	70,696	(26,852)	320,434

Total assets	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

Liabilities
Reserve for losses and loss adjustment expenses	$2,624,504	$84,782	$—	$—	$2,709,286
Unearned premiums	86,187	25,449	—	20	111,656
Debt	—	—	—	481,764	481,764
Other liabilities (assets)	190,348	78,436	—	(25,316)	243,468

Total liabilities	2,901,039	188,667	—	456,468	3,546,174
Shareholders’ equity (deficit)	1,250,185	93,501	70,696	(136,157)	1,278,225

Total liabilities and shareholders’ equity	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

NOTE 17. DISCONTINUED OPERATIONS

During the third quarter of 2008, PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
PMI Australia	$23,988	$54,478
PMI Asia	2,481	5,208
PMI Guaranty	(21,785)	(23,050)

Total (loss) income from discontinued operations	$4,684	$36,636

In the first and second quarters of 2009, the Company recorded certain reconciliation adjustments related to the sale of PMI Asia. The adjustments were to reconcile certain estimates that were made during the closing of the transaction.

Summarized below are the overall operating components for each entity, as well as certain asset and liability information.

Sale of PMI Australia — On October 22, 2008, the Company completed the sale of PMI Australia and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note receivable (“QBE Note”) in the principal amount of approximately $187 million. The actual amount owed under the QBE Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of June 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy certain warranty claims. The Company currently does not record any statutory or GAAP value with respect to the QBE Note due to the contingencies discussed above.

The following table represents PMI Australia’s results of operations for the three and six months ended June 30, 2008, which were recorded as discontinued operations:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Premiums earned	$48,799	$96,074
Net investment income	23,312	44,721
Other (loss) income	(2,272)	7,271

Total revenues	69,839	148,066
Losses and loss adjustment expenses	22,329	42,963
Other underwriting and operating expenses	13,131	27,193

Income before income taxes from discontinued operations	34,379	77,910
Income tax expense	10,391	23,432

Income from discontinued operations	$23,988	$54,478

Sale of PMI Asia – On December 17, 2008, the Company completed the sale of PMI Asia and received approximately $51.6 million in cash equal to 92.5% of PMI Asia’s book value as of June 30, 2008. The following table represents PMI Asia’s results of operations, which were recorded as discontinued operations:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Total revenues	$3,671	$7,652
Losses, loss adjustment expenses and other underwriting and operating expenses	802	1,631

Income before income taxes from discontinued operations	2,869	6,021
Income tax expense	388	813

Income from discontinued operations	$2,481	$5,208

Discontinued Operations of PMI Guaranty – PMI Guaranty has completed its runoff activities, and is reported as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter and six months ended June 30, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

The results of operations of PMI Guaranty are as follows for the period indicated:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Premiums earned	$880	$1,292
Net investment loss	(2,626)	(396)
Losses and LAE	26,680	29,766
Other underwriting and operating expenses	5,946	8,424

Loss before income taxes from discontinued operations	(34,372)	(37,294)
Income tax benefit	(12,587)	(14,244)

Total loss from discontinued operations	$(21,785)	$(23,050)

NOTE 18. EXIT AND DISPOSAL ACTIVITIES

In the fourth quarter of 2008, the Company undertook initiatives to reduce and manage its expenses to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118
Exit costs incurred Severance	1,014	—	1,014
Lease termination and fixed asset disposal	400	1,757	2,157

Other	31	—	31

Total incurred	1,445	1,757	3,202

Exit costs payments
Severance	(2,219)	(2,126)	(4,345)
Fringe benefits	—	(36)	(36)
Lease termination and fixed asset disposal	—	(1,757)	(1,757)

Other	(141)	(318)	(459)

Total payments	(2,360)	(4,237)	(6,597)

Balance at June 30, 2009	$1,428	$295	$1,723

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from a reduction in force due to both involuntary terminations and the Voluntary Early Retirement Program (the “Program”) in the fourth quarter of 2008. The expenses in the International Operations’ segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe. The additions in the first half of 2009 are related to the termination of contract underwriting services announced in the first quarter of 2009 and effective April 2009 and fixed asset dispositions. Exit costs incurred to date were $19.2 million which consisted primarily of severance and related costs.

NOTE 19. SUBSEQUENT EVENTS

In accordance with SFAS No. 165, the Company has evaluated subsequent events through August 7, 2009, the date on which the Company’s consolidated financial statements were issued.

The Company has agreed with one counterparty to commute certain modified pool coverage, effective July 1, 2009. In connection with the commutation of this coverage, in the third quarter of 2009, PMI paid the counterparty a termination fee of $95 million (subject to certain adjustments), representing in part an acceleration and discount of expected claims paid. The Company estimates that the commutation of this modified pool coverage will result in a statutory capital benefit to PMI of approximately $46 million in the third quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, rescission activity, persistency, premiums, new insurance written, the make-up of our various insurance portfolios, the impact of market conditions, liquidity, capital initiatives, regulatory and contractual capital adequacy metrics, captive reinsurance agreements, and the performance of our derivative contracts as well as certain securities held in our investment portfolios. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated, discussion under items captioned as “revenues” and “expenses” and other matters in this Management’s Discussion and Analysis as well as in our consolidated financial statements relates only to continuing operations.

Financial Results for the Quarter and Six Months Ended June 30, 2009

For the quarter and six months ended June 30, 2009, we recorded consolidated net losses of $222.6 million and $337.9 million, respectively, compared to consolidated net losses of $246.3 million and $520.3 million for the corresponding periods in 2008. The decrease in our consolidated net loss in the quarter and six months ended June 30, 2009 compared to the corresponding periods in 2008 was primarily due to lower levels of losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations. Our consolidated net losses in the quarter and six months ended June 30, 2009 were primarily driven by U.S. Mortgage Insurance Operations’ continued high losses and LAE, decreases in U.S. Mortgage Insurance Operations’ premiums earned and increases in the fair value of certain holding company senior debt. Our consolidated net losses in the quarter and six months ended June 30, 2008 were driven by increased losses and LAE in our U.S. Mortgage Insurance Operations and losses in our Financial Guaranty segments. Our Financial Guaranty segment’s net losses for the second quarter and first half of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty, equity in losses from RAM Re in the second quarter of 2008 and the impairment of our investment in FGIC in the first quarter of 2008. Our consolidated net losses in the quarter and six months ended June 30, 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

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

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded net losses of $175.8 million and $303.3 million for the quarter and six months ended June 30, 2009, respectively, compared to net losses of $225.9 million and $398.3 million for the corresponding periods of 2008.

•

International Operations. Our International Operations segment includes the results of PMI Mortgage Insurance Company Limited (collectively, with our other European subsidiaries, “PMI Europe”) and our wholly owned Canadian subsidiary, PMI Canada, neither of which is writing new business. We completed the sales of PMI Australia and PMI Asia in the fourth quarter of 2008. The results from PMI Australia and PMI Asia are reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for the quarter and six months ended June 30, 2008. In our International segment, net loss from the continuing operations of PMI Europe and PMI Canada were $13.5 million and $6.7 million for the quarter and six months ended June 30, 2009, respectively, compared to net income of $4.6 million for the quarter ended June 30, 2008 and net loss of $10.8 for the six months ended June 30, 2008.

•

Financial Guaranty. Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, is a financial guaranty reinsurer, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor. FGIC has ceased and RAM Re is not currently writing new business. Effective December 31, 2008, we merged the assets and liabilities of our wholly-owned surety company, PMI Guaranty Co. (“PMI Guaranty”) into PMI. The results of operations of PMI Guaranty are reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations. Our Financial Guaranty segment did not generate income or losses for the quarter or six months ended June 30, 2009, respectively, compared to net losses of $24.3 million and $147.3 million for the corresponding periods in 2008.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations (which were discontinued in April 2009), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $33.4 million and $27.8 million for the quarter and six months ended June 30, 2009, respectively, compared to net losses of $5.4 million and $0.5 million for the quarter and six months ended June 30, 2008.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Capital Constraints. Rising unemployment rates in the United States and significantly weakened U.S. credit, capital, residential mortgage, and housing markets continue to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI continues to experience high losses, which we expect to continue throughout 2009. These losses have reduced, and will continue to reduce, PMI’s net assets. Partially in response to PMI’s increased losses and reduced capital, Standard & Poor’s, Moody’s and Fitch have each lowered its insurer financial strength rating on PMI from “AA” or equivalent to “BB-”, “Ba3” and “BB”, respectively. Because of rating agency actions in 2008, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. To date, each of the GSEs has continued to treat PMI as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat PMI as an eligible mortgage insurer.

Based on current and expected future trends, we believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates. We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), restructuring of certain pool contracts, obtaining reinsurance for our insurance subsidiaries’ 2009 and future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Unless we raise substantial additional capital or achieve significant statutory capital relief, PMI’s policyholders position will decline and risk-to-capital ratio will likely increase beyond levels necessary to meet regulatory capital adequacy requirements in Arizona and other states, which could occur as early as the third or fourth quarters of 2009. If this were to occur, PMI could be required to immediately suspend writing new business in some or all states.

Especially given current and expected future market conditions, there can be no assurance that we will be able to raise any additional capital, either on acceptable terms and in a timely manner, or at all. See Part II, Item 1A. Risk Factors. In addition, our reduction of new insurance written has reduced and will continue to reduce our premiums earned.

•

Losses and LAE. PMI’s losses and LAE were $476.8 million and $856.7 million in the quarter and six months ended June 30, 2009, respectively, compared to $552.5 million and $1,089.5 million in the corresponding periods in 2008. We increased PMI’s net loss reserves in the second quarter and first half of 2009 by $277.7 million and $441.3 million, respectively, as a result of increases in PMI’s primary and modified pool default inventories (discussed under Defaults below), and higher claim rates and claim sizes in our modified pool portfolio (discussed under Modified Pool below). PMI’s losses and LAE will be negatively affected if notices of default, claim rates and/or claim sizes increase. Changes, or lack of improvement, in economic conditions, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. Claim and LAE payments increased to $199.1 million and $415.4 million in the second quarter and first half of 2009, respectively, compared to $198.8 million and $367.6 million in the second quarter and first half of 2008, and we expect this trend to continue throughout 2009.

•

Defaults. PMI’s primary default inventory increased to 126,431 as of June 30, 2009 from 109,580 as of December 31, 2008 and 80,895 as of June 30, 2008. PMI’s primary default rate increased to 17.0% as of June 30, 2009 from 14.1% as of December 31, 2008 and from 10.4% as of June 30, 2008. PMI’s modified pool default inventory increased to 52,717 as of June 30, 2009 from 46,600 as of December 31, 2008 and 32,913 as of June 30, 2008. PMI’s modified pool default rate increased to 22.1% as of June 30, 2009 from 17.6% as of December 2008 and 11.7% as of June 30, 2008. The increases in the default rates are due to the combined effect of higher default inventories and fewer policies in force. We expect PMI’s primary and modified pool (assuming no additional commutations) default inventories and default rates to continue to increase through 2009. The increases in PMI’s default inventories and default rates in the first half of 2009 were driven by a number of factors including:

Declining Home Prices and Rising Unemployment - Rising unemployment has made it significantly more difficult for many borrowers to remain current on their mortgage payments, while declining home prices have reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventories and default rates.

Decline in Cure Rate - The percentage of defaults that cure has declined primarily due to diminished refinancing opportunities. This decline in the percentage of defaults that cure has negatively affected PMI’s default inventory and default rate. The decline in PMI’s cure rate has been partially offset by loss mitigation efforts and by increased rescissions of insurance written in prior periods.

Alt-A Loans - We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. We eliminated Alt-A loan eligibility in 2008 through the implementation of tighter underwriting guidelines. Due primarily to commitments issued prior to our underwriting guideline changes, new insurance written (“NIW”) in the second quarter and first half of 2009 was not material for Alt-A loans, compared to 8.0% and 11.1% of NIW in the corresponding periods in 2008. Risk in force from Alt-A loans represented 17.6% of PMI’s primary risk in force as of June 30, 2009 compared to 21.9% as of June 30, 2008. The primary default rate for Alt-A loans was 37.5% as of June 30, 2009 compared to 30.6% as of December 31, 2008 and 21.7% as of June 30, 2008. The modified pool default rate for Alt-A loans was 12.0% as of June 30, 2009 compared to 19.4% as of December 31, 2008 and 26.7% as of June 30, 2008.

Above-97s - PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”, in its flow and structured channels. Prior to 2009, we stopped insuring Above-97s, and, as a result, none of our total NIW for the quarter and first half of 2009 consisted of Above-97s, compared to 3.5% for the quarter ended June 30, 2008. As of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%. As of June 30, 2009, risk in force from Above-97s in all book years represented 20.6% of PMI’s primary risk in force compared to 24.0% as of June 30, 2008. As of June 30, 2009, of the 20.6% of PMI’s primary risk in force consisting of Above-97s, approximately half was from our 2007 book year. The default rate for Above-97s in PMI’s primary portfolio was 22.4% as of June 30, 2009 compared to 18.3% as of December 31, 2008 and 12.4% as of June 30, 2008.

Interest Only Loans - Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. Due to the tightening of underwriting guidelines and because interest only loan originations have substantially declined in the market, new insurance written in the second quarter and first half of 2009 was not material for interest only loans, compared to 6.3% and 7.4% for the corresponding periods in 2008. Risk in force from interest only loans represented 11.1% of PMI’s primary risk in force as of June 30, 2009 compared to 11.8% as of December 31, 2008 and 13.8% as of June 30, 2008. The default rate for interest only loans was 36.5% as of June 30, 2009 compared to 28.6% as of December 31, 2008 and 19.3% as of June 30, 2008.

The above categories (or risk characteristics) are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics. We expect the percentage of the above categories of loans in our portfolio to continue to decline in 2009 as a result of our underwriting guideline changes and NIW.

Geographic Factors - Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 30.8% as of June 30, 2009 compared to 24.7% as of December 31, 2008 and 18.0% as of June 30, 2008. The default rate from Florida was 34.1% as of June 30, 2009 compared to 27.8% as of December 31, 2008 and 18.2% as of June 30, 2008. As of June 30, 2009, risk in force from California and Florida insured loans represented 7.8% and 10.1% of PMI’s primary risk in force, respectively. The default rate of the Auto States was 17.4% as of June 30, 2009 compared to 15.1% as of December 31, 2008 and 12.1% as of June 30, 2008. As of June 30, 2009,

risk in force from the Auto States represented 13.4% of PMI’s primary risk in force. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool. Prior to 2008, PMI wrote modified pool policies on pools of loans which featured an aggregate stop-loss and a per loan coverage liability cap. In some cases, the modified pool policies also included aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk in force was $1.2 billion as of June 30, 2009 and $2.2 billion as of December 31, 2008. As a result of higher levels of defaults, higher claim sizes and higher claim rates in the first and second quarters of 2009, we recorded additional loss reserves of approximately $120.6 million and $207.2 million, respectively, relating to our modified pool portfolio. The majority of reserve additions relate to our deductible modified pool portfolio, which includes higher concentrations of Alt-A loans and loans originated in California and Florida. Our California and Florida portfolios are exhibiting higher than average claim rates and sizes. As this portfolio’s 2005, 2006 and 2007 book years are likely to continue to age under severe economic conditions, we expect to record significant additional reserves in the second half of 2009, 2010 and 2011 with respect to this portfolio. We currently do not expect that future modified pool loss reserve additions will be at the rates of those recorded in the second quarter of 2009.

The existence of stop-loss protection for PMI’s modified pool exposure provides a maximum loss amount which, in most cases, is far less than the amount of the pool of loans to which the policy is associated. We currently expect that we will likely pay the maximum loss amount with respect to a significant percentage of our modified pool policies. The existence of such stop-loss protection, however, may provide PMI with opportunities to work with its insured customers to negotiate early, discounted policy commutations, particularly where both parties agree on the likely amount of the ultimate policy payout. In the event that we are able to execute commutations at a discount to the level of our associated recorded reserves, we would realize a statutory capital benefit. We have agreed with one counterparty to commute certain modified pool coverage, effective July 1, 2009. In connection with the commutation of this coverage, in the third quarter of 2009, PMI paid the counterparty a termination fee of $95 million (subject to certain adjustments), representing in part an acceleration and discount of expected claims paid. We estimate that the commutation of this modified pool coverage will result in a statutory capital benefit to PMI of approximately $46 million in the third quarter of 2009.

•

Rescission Activity. PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment or EPDs), and also investigates certain other non-EPD loans for misrepresentations, negligent underwriting and eligibility for coverage. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. We believe that mortgage investors are requiring significantly higher levels of mortgage repurchases by mortgage originators as a result of the unexpectedly high levels of fraudulent, negligent or otherwise noncompliant mortgage loan origination. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI has substantially increased in 2008 and 2009. We expect rescission levels to remain high throughout the remainder of 2009. In part because we believe that new EPDs have peaked and our standing inventory of EPDs is approaching its peak, we expect that our level of new rescissions will begin to decline modestly in 2010.

When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. As we expect rescission activity to remain at current levels through the second half of 2009, projected future rescission activity is also materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions or future rescission activity is lower than projected, we would be required to increase loss reserves in future periods. The table below shows, on a quarterly basis, the aggregate risk in force of primary delinquent loans rescinded by PMI:

	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions )
Rescinded primary delinquent risk in force	$152.0	$170.6	$182.7	$236.0	$92.8	$33.1

Upon receiving PMI’s notice of rescission with respect to an insured loan, the insured may seek additional information as to the bases of our rescission and/or disagree with our decision to rescind coverage (collectively, “reconsideration requests”). As a result of the increase in rescission activity, we are experiencing an increase in the number of reconsideration requests. We expect this trend to continue throughout the remainder of 2009. If we are unsuccessful in defending rescissions, we may need to re-establish loss reserves for, and would need to reassume risk on, such rescinded loans. See Part II, Item 1. Litigation Proceedings and Item 1A. Risk Factors.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. Levels of claim denials have increased in 2008 and the first half of 2009 and we expect that they will remain high or increase during the remainder of 2009. The table below shows, on a quarterly basis, the primary risk in force of claim denials:

	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Claim denials-primary delinquent risk in force	$84.1	$49.1	$39.0	$13.3	$9.7	$7.9

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 56.0% in the second quarter and by 35.8% in the first half of 2009 compared to the corresponding periods in 2008. This decrease was due to changes to PMI’s pricing and underwriting guidelines implemented in 2007, 2008 and 2009 that reduce the types of loans that PMI will insure. Due to capital constraints, PMI will continue to limit NIW for the remainder of 2009. PMI’s reduced levels of NIW are significantly reducing its premiums written and earned and our consolidated revenues.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 82.3% as of June 30, 2009, 82.2% as of December 31, 2008 and 79.6% as of June 30, 2008. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity in the insured market. To the extent that home prices continue to decline and residential mortgage refinance activity in the insured market remains relatively low, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate at which PMI’s existing risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates further constrain PMI’s capital position and limit its ability to write new business.

•

Other-than-Temporary Impairment of Investments. During the second quarter and first half of 2009, we recorded a realized loss of $0.5 million and $4.8 million, respectively, related to preferred securities held in our U.S. investment portfolio. The decline in the value of these preferred securities was due to continuing stress in the capital markets. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe recorded net loss of $14.1 million and $6.6 in the second quarter and first half of 2009 compared to net income of $5.8 million and a net loss of $8.1 million for the corresponding periods in 2008. The net loss for the second quarter and the first half of 2009 was primarily due to a $15.0 million tax expense adjustment on cumulative foreign exchange gains that was triggered by our determination that income from PMI Europe would no longer be deemed “permanently reinvested”. The net loss for the second quarter and first half of 2008 was primarily driven by increased loss provisions related to the deteriorating performance of certain U.S. sub-prime exposures on which PMI Europe provided reinsurance coverage. As of June 30, 2009, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $147.8 million. Total reserves associated with this portfolio were $30.3 million as of June 30, 2009. PMI Europe is not currently writing new business.

As a result of rating agency actions and other contractual requirements, counterparties have required PMI Europe to post collateral of $71.3 million on certain transactions as of June 30, 2009. As a result of deterioration in the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral.

•

PMI Canada. PMI Canada recorded net income of $0.7 million and net loss of $0.1 million in the second quarter and first half of 2009, respectively, compared to net losses of $1.2 million and $2.7 million in the corresponding periods in 2008. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must facilitate the removal of PMI Canada’s risk in force and obtain regulatory approvals.

•

Discontinued Operations of PMI Australia and PMI Asia. On October 22, 2008, we sold PMI Australia. On December 17, 2008, we completed the sale of PMI Asia. As a result, we reclassified PMI Australia and PMI Asia as discontinued operations for the quarter and the six months ended June 30, 2008.

As a result of the changes in our International Operations described above, our International Operations will generate a substantially smaller portion of our revenues in the remainder of 2009 and thereafter.

Financial Guaranty. Factors affecting the financial performance of our Financial Guaranty segment include:

•

FGIC and RAM Re. We impaired our investments in FGIC and RAM Re in 2008 and reduced the carrying values of those investments to zero. To the extent that our carrying values remain zero, no equity in losses relating to FGIC or RAM Re will be recorded. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. We are under no obligation, nor do we presently intend, to provide additional capital to FGIC or RAM Re.

•

Discontinued Operations of PMI Guaranty. PMI Guaranty completed its runoff activities in 2008. Accordingly, we reported the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter and six months ended June 30, 2008.

As a result of the changes in our Financial Guaranty segment described above, we do not expect to generate significant revenues from our Financial Guaranty segment in the remainder of 2009 or thereafter.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted SFAS No. 159, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. We elected to adopt the fair value option for certain corporate debt. As a result, in the second quarter and first half of 2008, our net losses included gains (representing a decline in fair value) of $17.0 million and $45.7 million, respectively, related to the subsequent measurement of fair value for these debt instruments. In the first quarter of 2009, our net losses included a gain (representing a decline in fair value) of $18.5 million, due to the widening of credit spreads in the period. During the second quarter of 2009, our net losses included a loss (representing an in increase in fair value) of $39.1 million, due largely to the improvement in credit ratings of the holding company combined with the narrowing of our spreads, which resulted in a net loss of $20.6 million for the first half of 2009 related to changes in fair value. (See Item 1, Note 8. Fair Value Disclosures.)

•

Share-Based Compensation. During the second quarter and first half of 2009, we incurred pre-tax share-based compensation expenses of $1.1 million and $2.3 million, respectively, compared to $2.1 million and $6.5 million in the corresponding periods in 2008. The decrease in share-based compensation expense was primarily due to decreases in the fair value of share-based compensation granted in 2009 and lower number of share grants.

•

Contract Underwriting Services. Total contract underwriting expenses include allocated expenses and monetary remedies provided to customers in the event we failed to properly underwrite a loan. Contract underwriting remedies and related expenses were $1.6 million and $1.8 million in the second quarter and first half of 2009, respectively, compared to $1.5 million and $3.0 in the corresponding periods in 2008. We may be obligated to pay contract underwriting remedies in the future, which would result in additional expenses in this segment. In April 2009, we ceased offering contract underwriting services.

•

Additional Items Affecting this Segment. Our Corporate and Other segment includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI, income from its investment portfolio and funds drawn from our revolving credit facility and cash and investments held at the holding company. PMI did not pay dividends to The PMI Group in the second quarter of 2009, and we do not expect that PMI will be able to pay dividends in the remainder of 2009 or 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $81.9 million at June 30, 2009. Our holding company has $125 million outstanding under the $125 million revolving credit facility. For a discussion of the status of The PMI Group’s revolving credit facility, please see Liquidity and Capital Resources – Credit Facility.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$181.6	$207.4	(12.4)%	$369.7	$418.4	(11.6)%
Net investment income	29.1	35.8	(18.7)%	63.7	70.5	(9.6)%
Net realized investment gains (losses)	23.4	(13.4)	—	17.3	(60.1)	(128.8)%
Change in fair value of certain debt instruments	(39.1)	17.0	—	(20.6)	45.7	(145.1)%
Other income	7.1	12.8	(44.5)%	17.0	16.8	1.2%

Total revenues	202.1	259.6	(22.1)%	447.1	491.3	(9.0)%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	480.8	556.1	(13.5)%	863.8	1,112.1	(22.3)%
Amortization of deferred policy acquisition costs	3.8	4.2	(9.5)%	7.1	8.8	(19.3)%
Other underwriting and operating expenses	39.7	53.0	(25.1)%	79.7	100.6	(20.8)%
Interest expense	11.7	9.9	18.2%	23.6	18.3	29.0%

Total losses and expenses	536.0	623.2	(14.0)%	974.2	1,239.8	(21.4)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(333.9)	(363.6)	(8.2)%	(527.1)	(748.5)	(29.6)%
Equity in losses from unconsolidated subsidiaries	(1.4)	(21.5)	(93.5)%	(3.8)	(54.9)	(93.1)%

Loss from continuing operations before taxes	(335.3)	(385.1)	(12.9)%	(530.9)	(803.4)	(33.9)%
Income tax benefit from continuing operations	(112.7)	(134.1)	(16.0)%	(193.0)	(246.5)	(21.7)%

Loss from continuing operations	$(222.6)	$(251.0)	(11.3)%	$(337.9)	$(556.9)	(39.3)%

Income from discontinued operations, net of tax	—	4.7	(100.0)%	—	36.6	(100.0)%

Net loss	$(222.6)	$(246.3)	(9.6)%	$(337.9)	$(520.3)	(35.1)%

Diluted loss from continuing operations per share	$(2.71)	$(3.09)	(12.3)%	$(4.12)	$(6.86)	(39.9)%
Diluted income from discontinued operations per share	—	0.06	(100.0)%	—	0.45	(100.0)%

Diluted net loss per share	$(2.71)	$(3.03)	(10.6)%	$(4.12)	$(6.41)	(35.7)%

For the quarter and six months ended June 30, 2009, we recorded consolidated net losses of $222.6 million and $337.9 million, respectively, compared to consolidated net losses of $246.3 million and $520.3 million for the corresponding periods in 2008. The decrease in our consolidated net loss in the quarter and six months ended June 30, 2009 compared to the corresponding periods in 2008 was primarily due to lower levels of losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations. Our consolidated net losses in the quarter and six months ended June 30, 2009 were primarily driven by U.S. Mortgage Insurance Operations’ continued high losses and LAE, decreases in U.S. Mortgage Insurance Operations’ premiums earned and improvement in the fair value of certain holding company senior debt. Our consolidated net losses in the quarter and six months ended June 30, 2008 were driven by increased losses and LAE in our U.S. Mortgage Insurance Operations and losses in our Financial Guaranty segments. Our Financial Guaranty segment’s net losses for the second quarter and first half of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty, equity in losses from RAM Re in the second quarter of 2008 and the impairment of our investment in FGIC in the first quarter of 2008. Our consolidated net losses in the quarter and six months ended June 30, 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

The decreases in premiums earned in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were driven by U.S. Mortgage Insurance Operations’ lower NIW and higher levels of rescissions of insurance previously written (which generate premium refunds). These decreases in premiums earned were partially offset by higher persistency in the second quarter and first half of 2009 compared to the corresponding periods in 2008.

The decreases in net investment income in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in our pre-tax book yield. Our consolidated pre-tax book yield was 3.21% and 4.68% as of June 30, 2009 and 2008, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a higher concentration of cash and cash equivalents in our investment portfolio to maintain liquidity, which yield significantly lower interest.

The net realized investment gains in the second quarter and first half of 2009 were driven primarily by sales of municipal bonds and common and preferred stock sales. The net realized investment loss in the first six months of 2008 was due to $88.0 million impairment of our investment in FGIC.

The change in fair value of certain debt instruments in the second quarter and first half of 2009 and 2008 resulted from our adoption of SFAS No. 159 effective January 1, 2008. In the first quarter of 2009, we recorded a positive adjustment of $18.5 million to the fair value of our debt, due to the widening of credit spreads in the period. During the second quarter we recorded a negative adjustment of $39.1 million, due largely to the improvement in credit ratings of the holding Company combined with the narrowing of our spreads, this resulted in a net negative adjustment of $20.6 million for the first half. The decrease in other income in the second quarter of 2009 compared to the corresponding period in 2008 was due primarily to a decrease in net gains on credit default swaps in Europe.

Losses and LAE in the second quarter and first half of 2009 decreased compared to the corresponding periods in 2008 primarily as a result of lower levels of loss reserve increases in 2009. In the second quarter and first six months of 2009, we increased U.S. Mortgage Insurance Operations’ net loss reserves by $277.7 million and $441.3 million, respectively, compared to increases of $353.7 million and $721.9 million in the corresponding periods of 2008. The loss reserve increase in U.S. Mortgage Insurance Operations in the second quarter and first half of 2009 reflected PMI’s higher default inventories and higher average claim rates and claim sizes in its modified pool insurance portfolio.

The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to an increase in the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations, due to higher persistency levels. PMI’s deferred policy acquisition cost asset increased to $38.9 million at June 30, 2009 from $32.3 million at December 31, 2008 and $22.5 million at June 30, 2008.

The decreases in other underwriting and operating expenses in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in payroll related expenses associated with our early retirement program and reduction in force in the fourth quarter of 2008. The overall decline in expenses coincides with a reduction of expenses allocated to the Corporate and Other segment beginning in January, 2009 and an increase in expenses allocated to our U.S. Mortgage Insurance segment in response to the Company’s realignment due to the sale of the PMI Australia and PMI Asia operations.

The increases in interest expense in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were due primarily to the payment of higher interest and fees than in the corresponding periods in 2008, as a result of drawing down $200 million on the revolving credit facility in the second quarter of 2008.

Due to our impairment of our RAM Re and FGIC investments in 2008, we did not recognize any equity in earnings (losses) from RAM Re or FGIC in the second quarter or first half of 2009. Our equity in losses from unconsolidated subsidiaries in the second quarter and first half of 2008 were due to RAM Re’s net unrealized mark-to-market losses on its credit derivative portfolio and its loss reserve increases primarily related to deterioration in the performance of residential mortgage-backed securities.

The effective tax rates for continuing operations were 33.6% and 36.3% for the second quarter and first half of 2009, respectively, compared to 34.8% and 30.7% for the second quarter and first half of 2008, and compared to the federal statutory rate of 35.0%. As we reported net losses for the three months and six months ended June 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our 2009 effective tax rates above the federal statutory rate. These effects, however, were offset by higher losses and the determination that income from foreign subsidiaries would no longer be deemed “permanently reinvested,” which required tax expense to be booked of approximately $15.0 million based on the cumulative foreign exchange adjustment as of March 31, 2009, which also reduced the effective tax rates. The effective tax rates for the three and six months ended June 30, 2008 were lower than the federal statutory rate due primarily to our impairment of FGIC and our European Operations, which have lower effective tax rates.

(Loss) income from discontinued operations includes the financial results of PMI Australia, PMI Asia and PMI Guaranty for the second quarter and first six months of 2008.

Segment Results

The following table presents consolidated net (loss) income for each of our segments:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(175.8)	$(225.9)	(22.2)%	$(303.3)	$(398.3)	(23.9)%
International Operations	(13.5)	4.6	—	(6.7)	(10.8)	(38.0)%
Financial Guaranty	—	(24.3)	(100.0)%	—	(147.3)	(100.0)%
Corporate and Other	(33.4)	(5.4)	—	(27.8)	(0.5)	—

Loss from continuing operations*	(222.6)	(251.0)	(11.3)%	(337.9)	(556.9)	(39.3)%

International Operations	—	26.5	(100.0)%	—	59.7	(100.0)%
Financial Guaranty	—	(21.8)	(100.0)%	—	(23.1)	(100.0)%

Income from discontinued operations	—	4.7	(100.0)%	—	36.6	(100.0)%

Net loss	$(222.6)	$(246.3)	(9.6)%	$(337.9)	$(520.3)	(35.1)%

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in (losses) earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$170.2	$196.1	(13.2)%	$354.5	$401.1	(11.6)%

Premiums earned	178.2	203.6	(12.5)%	363.8	411.5	(11.6)%
Net investment income	28.9	29.3	(1.4)%	56.7	57.3	(1.0)%
Net realized investment gains (losses)	23.7	(12.9)	—	19.4	28.6	(32.2)%
Other loss	—	(0.1)	(100.0)%	—	(0.2)	(100.0)%

Total revenues	230.8	219.9	5.0%	439.9	497.2	(11.5)%

Losses and LAE	476.8	552.5	(13.7)%	856.7	1,089.5	(21.4)%
Underwriting and operating expenses	36.3	28.0	29.6%	72.8	54.6	33.3%

Total losses and expenses	513.1	580.5	(11.6)%	929.5	1,144.1	(18.8)%

Loss before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(282.3)	(360.6)	(21.7)%	(489.6)	(646.9)	(24.3)%

Equity in (losses) earnings from unconsolidated subsidiaries	(1.2)	3.0	(140.0)%	(3.5)	5.9	(159.3)%

Loss before income taxes	(283.5)	(357.6)	(20.7)%	(493.1)	(641.0)	(23.1)%
Income tax benefit	(107.7)	(131.7)	(18.2)%	(189.8)	(242.7)	(21.8)%

Net loss	$(175.8)	$(225.9)	(22.2)%	$(303.3)	$(398.3)	(23.9)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$232.0	$251.7	(7.8)%	$477.8	$514.6	(7.2)%
Ceded and refunded premiums, net of assumed	(61.8)	(55.6)	11.2%	(123.3)	(113.5)	8.6%

Net premiums written	$170.2	$196.1	(13.2)%	$354.5	$401.1	(11.6)%

Premiums earned	$178.2	$203.6	(12.5)%	$363.8	$411.5	(11.6)%

The decreases in gross premiums written and premiums earned in the second quarter and first half of 2009 compared to the corresponding periods of 2008 were primarily due to lower NIW.

As of June 30, 2009, 46.9% of PMI’s primary insurance in force and 47.8% of its risk in force were subject to captive reinsurance agreements compared to 53.0% and 53.1%, respectively, as of June 30, 2008. PMI no longer seeks reinsurance under excess-of-loss (“XOL”) reinsurance arrangements with lender affiliated captive reinsurers. On January 1, 2009, in-force XOL contracts were placed into runoff and will mature pursuant to their terms and conditions. PMI will continue to cede premiums to the captive reinsurers in runoff but these cessions are expected to decrease over time as the number of loans in our portfolio subject to captive reinsurance arrangements decrease.

Net investment income — Net investment income remained relatively flat for the second quarter and first half of 2009, primarily due to the decrease in the pre-tax book yield, partially offset by an increase in fixed income securities at June 30, 2009 compared to June 30, 2008. PMI’s pre-tax book yield was 3.31% at June 30, 2009 compared to 4.90% at June 30, 2008. The pre-tax book yield in the second quarter and first half of 2009 was lower than the corresponding periods in 2008 primarily due to a higher investment concentration of cash and cash equivalents to maintain liquidity. Fixed income securities in PMI’s portfolio remained constant at $2.0 billion as of June 30, 2009 and 2008.

Net realized investment gains (losses) — The increase in net realized investment gains in the second quarter of 2009 compared to the second quarter of 2008 was primarily due to sales of municipal bonds and common and preferred stock in the second quarter of 2009, partially offset by our impairment of certain preferred securities during that quarter. The decrease in net realized investment gains in the first half of 2009 was due to investment gains in the first quarter of 2008 on the sale of certain equity investments in PMI’s portfolio.

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

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Claims paid including LAE	$199.1	$198.8	0.2%	$415.4	$367.6	13.0%
Change in net loss reserves	277.7	353.7	(21.5)%	441.3	721.9	(38.9)%

Losses and LAE	$476.8	$552.5	(13.7)%	$856.7	$1,089.5	(21.4)%

Number of primary claims paid(1)	5,010	4,329	15.7%	9,623	8,051	19.5%
Average primary claim size (in thousands)	$35.4	$43.9	(19.4)%	$39.4	$42.8	(7.9)%

(1)	Amount includes claim denials.

The increase in claims paid including LAE in the first half of 2009 compared to the corresponding period in 2008 was driven by an increase in the number of primary claims paid, partially offset by lower average primary claim sizes. The decreases in PMI’s average primary claim size in the second quarter and first half of 2009 were driven primarily by higher incidences of claim denials. See Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Rescission Activities, above. The increase in number of claims paid has been driven by higher levels of delinquencies and higher claim rates resulting from, among other things, home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status. Primary claims paid were $177.6 million and $379.0 million in the second quarter and first half of 2009, respectively, compared to $189.9 million and $344.6 in the corresponding periods in 2008. Pool insurance claims paid were $31.1 million and $57.3 million in the second quarter and first half of 2009, respectively, compared to $4.1 million and $13.3 million in the corresponding periods in 2008. For a discussion of the changes in net loss reserves in the second quarter and first half of 2009 and 2008, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Losses and LAE, above. For a discussion of the impact of our rescission activities on claims paid including LAE and changes in net loss reserves, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Rescission Activities, above.

As of June 30, 2009, we ceded $602.3 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of June 30, 2009, assets in captive trust accounts held for the benefit of PMI totaled approximately $898.0 million.

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

PMI’s primary default data are presented in the table below.

	As of June 30,		Percentage Change/ Variance
	2009	2008
Flow channel
Number of loans in default	101,027	61,100	65.3%
Policies in force	638,965	660,058	(3.2)%
Default rate	15.81%	9.26%	6.55	pps

Structured channel
Number of loans in default	25,404	19,795	28.3%
Policies in force	106,586	121,809	(12.5)%
Default rate	23.83%	16.25%	7.58	pps

Total primary
Number of loans in default	126,431	80,895	56.3%
Policies in force	745,551	781,867	(4.6)%
Default rate	16.96%	10.35%	6.61	pps

PMI’s modified pool default data are presented in the table below.

	As of June 30,		Percentage Change/ Variance
	2009	2008
Modified pool with deductible
Number of loans in default	42,227	24,457	72.7%
Policies in force	185,784	221,492	(16.1)%
Default rate	22.73%	11.04%	11.69	pps

Modified pool without deductible
Number of loans in default	10,490	8,456	24.1%
Policies in force	52,647	59,320	(11.2)%
Default rate	19.93%	14.25%	5.68	pps

Total modified pool
Number of loans in default	52,717	32,913	60.2%
Policies in force	238,431	280,812	(15.1)%
Default rate	22.11%	11.72%	10.39	pps

The increases in PMI’s primary and modified pool default inventories and default rates in the first half of 2009 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults, above. Absent potential future commutation activity, we expect modified pool loans in default to continue to increase due to continued housing and employment deterioration. Deductibles on certain individual pool transactions were pierced in 2008 and 2009. We expect additional deductibles to be exceeded in the second half of 2009. For more discussion, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Modified Pool, above. Total pool loans in default (which includes modified and other pool products) as of June 30, 2009 and 2008 were 57,121 and 37,640, respectively. The default rates for total pool loans as of June 30, 2009 and 2008 were 19.46% and 10.76%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.4	$3.8	(10.5)%	$6.5	$8.1	(19.8)%
Other underwriting and operating expenses	32.9	24.2	36.0%	66.3	46.5	42.6%

Total underwriting and operating expenses	$36.3	$28.0	29.6%	$72.8	$54.6	33.3%

Policy acquisition costs incurred and deferred	$5.3	$10.4	(49.0)%	$13.0	$20.1	(35.3)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to an increase we made in the second half of 2008 to the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations as a result of higher persistency levels. PMI’s deferred policy acquisition cost asset was $38.9 million at June 30, 2009, $32.3 million at December 31, 2008 and $22.5 million at June 30, 2008.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 primarily as a result of lower expense allocations, to the Corporate and Other segment in 2009. Our change in expense allocation beginning January 1, 2009 was in response to the change in the focus of our business to U.S. mortgage insurance following the sale of the Australia and Asia operations.

PMI incurs underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs are allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $0.1 million and $2.1 million in the second quarter and first half of 2009, respectively, compared to $3.1 million and $6.1 million in the corresponding periods in 2008. In April 2009, we ceased offering contract underwriting services.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in earnings is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI in the second quarter and first half of 2009 was $1.2 million and $3.5 million, respectively, compared to equity in earnings of $3.0 million and $5.9 million in the corresponding periods in 2008, primarily as a result of higher losses and LAE recorded due to increases in the default inventory.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The tax benefit recorded in our U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in effective tax rates of 38.0% and 38.5% for the second quarter and first half of 2009, respectively.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	2008	Variance		2009	2008	Variance
Loss ratio	267.6%	271.3%	(3.7	) pps	235.5%	264.8%	(29.3	) pps
Expense ratio	21.3%	14.3%	7.0	pps	20.5%	13.6%	6.9	pps

Combined ratio	288.9%	285.6%	3.3	pps	256.0%	278.4%	(22.4	) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 as a result of lower losses and LAE partially offset by lower premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the second quarter and first half of 2009 compared to the corresponding periods in 2008 was primarily due to a decrease in net premiums written and an increase in deferred compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	(Dollar in millions)			(Dollar in millions)
Primary NIW:
Flow channel	$2,001	$4,364	(54.1)%	$6,848	$10,316	(33.6)%
Structured finance channel	—	184	(100.0)%	1	351	(99.7)%

Total primary NIW	$2,001	$4,548	(56.0)%	$6,849	$10,667	(35.8)%

The decrease in PMI’s primary flow NIW in the second quarter and first half of 2009 compared to the corresponding periods in 2008 was principally due to PMI’s capital preservation initiatives as well as changes to PMI’s pricing and underwriting guidelines that reduce the types of loans that PMI would insure. PMI has ceased offering products through its structured finance channel. We recognized $1.0 million of NIW in our structured finance channel in the first quarter of 2009 as a result of prior commitments.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of June 30,		Percentage Change/ Variance
	2009	2008
	(Dollars in millions)
Primary insurance in force	$120,219	$123,151	(2.4)%
Primary risk in force	29,421	30,633	(4.0)%
Pool risk in force*	1,579	2,812	(43.8)%
Policy cancellations — primary (year-to-date)	10,896	11,139	(2.2)%
Persistency — primary	82.3%	79.6%	2.7	pps

*	Includes modified pool and other pool risk in force. As of September 30, 2008, we adjusted pool risk in force to reflect the effect of loan repayments on risk limits.

Primary insurance in force and risk in force as of June 30, 2009 decreased from June 30, 2008 primarily as a result of lower NIW, partially offset by higher persistency. The increase in PMI’s persistency rate in the first half of 2009 reflects lower levels of residential mortgage refinance activity in the insured market and home price declines.

Modified pool risk in force as of June 30, 2009 was $1.2 billion, $2.2 billion as of December 31, 2008 and $2.3 billion as of June 30, 2008. The decrease in modified pool risk in force in the first half of 2009 was primarily due to the increase in recorded reserves in the first half of 2009 along with claims paid and commutation of certain transactions.

The following table sets forth the percentages of PMI’s primary risk in force as of June 30, 2009 and December 31, 2008 in the ten states with the highest risk in force as of June 30, 2009 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of June 30, 2009	Percent of Primary Risk in Force as of December 31, 2008
Florida	10.1%	10.3%
California	7.8%	8.0%
Texas	7.4%	7.3%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	4.0%	3.9%
Ohio	3.8%	3.8%
Pennsylvania	3.4%	3.3%
New Jersey	3.2%	3.2%
Washington	3.2%	3.1%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the second quarter and first half of 2009, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans than in the corresponding periods in 2008 primarily as a result of PMI’s pricing and underwriting guideline changes. The following table presents PMI’s less-than-A quality and Alt-A loans as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$29	0.7%	$2	0.0%	$281	2.7%
Primary NIW- structured finance channel	—	0.0%	10	5.4%	—	0.0%	25	7.1%

Total primary NIW	$—	0.0%	$39	0.9%	$2	0.0%	$306	2.9%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$4	0.2%	$362	8.3%	$14	0.2%	$1,172	11.4%
Primary NIW- structured finance channel	—	0.0%	4	2.2%	—	0.0%	8	2.3%

Total primary NIW	$4	0.2%	$366	8.0%	$14	0.2%	$1,180	11.1%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW- flow channel	$4	0.2%	$93	2.1%	$20	0.3%	$169	1.6%
Primary NIW- structured finance channel	—	0.0%	13	7.1%	—	0.0%	31	8.8%

Total primary NIW	$4	0.2%	$106	2.3%	$20	0.3%	$200	1.9%

Above-97 loan amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$103	2.4%	$—	0.0%	$970	9.4%
Primary NIW- structured finance channel	—	0.0%	57	31.0%	—	0.0%	110	31.3%

Total primary NIW	$—	0.0%	$160	3.5%	$—	0.0%	$1,080	10.1%

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

The following table presents PMI’s interest only loans as percentages of primary NIW from its flow and structured finance channels and payment option ARMs as a percentage of its primary NIW from its flow channel:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW-flow channel	$2	0.1%	$279	6.4%	$13	0.2%	$777	7.5%
Primary NIW-structured finance channel	—	0.0%	7	3.8%	—	0.0%	9	2.6%

Total primary NIW	$2	0.1%	$286	6.3%	$13	0.2%	$786	7.4%

Payment option ARMs amounts and as a percentage of:
Primary NIW-flow channel	$1	0.0%	$19	0.4%	$3	0.0%	$42	0.4%

Total primary NIW	$1	0.0%	$19	0.4%	$3	0.0%	$42	0.4%

The decreases in the second quarter and first half of 2009 in the percentage of PMI’s NIW consisting of interest only and payment option ARM loans were driven primarily by changes in PMI’s pricing and underwriting guidelines.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	June 30, 2009	December 31, 2008	June 30, 2008
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	6.8%	7.1%	7.7%
Less-than-A Quality loans with FICO scores below 575 *	1.8%	1.8%	2.0%
Alt-A loans	17.6%	18.8%	21.9%
ARMs (excluding 2/28 Hybrid ARMs)	7.8%	8.0%	8.8%
2/28 Hybrid ARMs **	2.0%	2.3%	2.8%
Above-97s (above 97% LTVs)	20.6%	21.5%	24.0%
Interest Only	11.1%	11.8%	13.8%
Payment Option ARMs	3.2%	3.4%	3.7%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada and discontinued operations of PMI Australia and PMI Asia:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(USD in millions)			(USD in millions)
PMI Europe	$(14.1)	$5.8	—	$(6.6)	$(8.1)	(18.5)%
PMI Canada	0.7	(1.2)	(158.3)%	(0.1)	(2.7)	(96.3)%

(Loss) income from continuing operations *	(13.5)	4.6	—	(6.7)	(10.8)	(38.0)%

Income from discontinued operations*	—	26.5	(100.0)%	—	59.7	(100.0)%

Net (loss) income	$(13.4)	$31.1	(143.1)%	$(6.7)	$48.9	(113.7)%

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage change	2009	2008	Percentage change
	(USD in millions)			(USD in millions)
Net premiums written	$(0.5)	$6.1	(108.2)%	$—	$11.5	(100.0)%

Premiums earned	$3.3	$3.7	(10.8)%	$5.6	$6.8	(17.6)%
Net gains from credit default swaps	7.0	9.5	(26.3)%	14.8	10.3	43.7%
Net investment (loss) income	(0.4)	3.0	(113.3)%	4.3	7.0	(38.6)%
Net realized gains (losses)	0.1	(0.5)	(120.0)%	(1.2)	(0.7)	71.4%

Total revenues	10.0	15.7	(36.3)%	23.5	23.4	0.4%

Losses and LAE	3.8	3.6	5.6%	6.8	22.6	(69.9)%
Other underwriting and operating expenses	4.0	6.0	(33.3)%	6.7	10.9	(38.5)%

Total losses and expenses	7.8	9.6	(18.8)%	13.5	33.5	(59.7)%

Income (loss) before taxes	2.2	6.1	(63.9)%	10.0	(10.1)	(199.0)%
Income tax expense (benefit)	16.3	0.3	—	16.6	(2.0)	—

Net (loss) income	$(14.1)	$5.8	—	$(6.6)	$(8.1)	(18.5)%

The average USD/Euro currency exchange rate was 1.3618 and 1.3349 for the second quarter and first half of 2009 compared to 1.5632 and 1.5312 for the corresponding period in 2008. The changes in the average USD/Euro currency exchange rates from 2008 to 2009 positively impacted PMI Europe’s financial results by $2.2 million and $1.0 million in the second quarter and first half of 2009, respectively.

Premiums written and earned — Net premiums written and earned decreased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 primarily due to the decision to cease writing new business through PMI Europe. During the second quarter of 2009, PMI Europe executed a commutation of one of its reinsurance transactions. The commutation payment was treated as a return of premium resulting in negative premium writings for the quarter. This was offset by a reduction in unearned premiums. We recognize premiums in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the insured/reinsured risk. As the total book of business continues to age, we expect premiums earned and risk in force to continue to decline.

Net gains from credit default swaps — PMI Europe is currently a party to twelve credit default swap (“CDS”) contracts that are classified as derivatives. We recorded a net gain of $7.0 million and $14.8 million for the second quarter and first half of 2009, respectively, compared to a net gain of $9.5 million and $10.3 million for the corresponding periods in 2008. Net gains in 2009 from CDS transactions were primarily a result of changes in the fair value of the derivative contracts in the second quarter and first half of 2009 and the negotiated termination of one of these contracts. The credit spreads of European residential mortgage-backed securities (“RMBS”) were largely unchanged since December 31, 2008 and the changes in fair value resulted from the partial reversal of unrealized losses as the contracts continue to age. Net gains during the first half of 2008 were primarily a result of changes in the estimated exit value of these contracts during the period resulting from changes in our non-performance risk due the widening of our CDS spreads during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short term investments and foreign exchange gains or losses arising from the revaluation of short term monetary assets. The pre-tax book yield was 2.7% and 4.4% as of June 30, 2009 and 2008, respectively. The decrease in book yield was primarily due to lower interest rates and a higher concentration of cash and cash equivalents in our investment portfolio. The decrease in net investment income in 2009 compared to the same period in 2008 was primarily due to lower interest rates, a higher concentration of cash and cash equivalents in our investment portfolio and the reduction in the value of the investment portfolio due to cash outflows arising primarily from restructuring costs and claim payments.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments and changes in reserves. Losses and LAE in the second quarter and first half of 2008 were primarily driven by increases in reserves relating to PMI Europe’s reinsurance of U.S. sub-prime exposures. Losses and LAE in the second quarter and first half of 2009 were primarily driven by reserve increases relating to new defaults in PMI Europe’s Italian mortgage insurance portfolio and further increases in reserves related to reinsurance of U.S. subprime exposures.

Claim payments (excluding payments for CDS accounted as derivatives) totaled $18.0 million and $39.8 million in the second quarter and first half of 2009, compared to $1.7 million and $3.1 million for the corresponding periods in 2008. The increase in claims paid was primarily due to payments made during the first half of 2009 in respect of the reinsurance of U.S. sub-prime exposures.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the first half of 2009 compared to the same period in 2008 as a result of its cessation of new business writings.

Income taxes — PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During the quarter ended June 30, 2009, we determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested” and recorded tax expense of approximately $15.0 million on the cumulative foreign exchange adjustment as of March 31, 2009, using a 35.0% statutory rate. The increase to the second quarter 2009 tax expense was approximately $15.0 million related to this change.

Risk in force — PMI Europe’s risk in force decreased to $6.8 billion as of June 30, 2009 from $7.4 billion at December 31, 2008 as a result of the commutation of a number of CDS and reinsurance transactions. Risk in force was further reduced to $5.3 billion in July 2009 as a result of a counterparty exercising a call option in respect of two CDS transactions.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada began operations in 2007 but is not writing new business.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(USD in millions)			(USD in millions)
Total (expenses) revenues	$(0.3)	$0.9	(133.3)%	$(0.5)	$1.8	(127.8)%

Losses and LAE	0.2	—	100.0%	0.4	0.1	—
Underwriting and operating expenses	0.3	2.1	(85.7)%	0.6	4.4	(86.4)%

Total losses and expenses	0.5	2.1	(76.2)%	1.0	4.5	(77.8)%

Loss before taxes	(0.8)	(1.2)	(33.3)%	(1.5)	(2.7)	(44.4)%
Income tax benefit	(1.5)	—	100.0%	(1.4)	—	100.0%

Net income (loss)	$0.7	$(1.2)	(158.3)%	$(0.1)	$(2.7)	(96.3)%

Total revenues — Total revenues decreased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 primarily due to foreign currency re-measurement losses as a result of the weakening of the U.S. dollar and a decline in investment income in the second quarter of 2009. PMI Canada also had a loss on investments of $0.5 million and $0.8 million for the second quarter and first half of 2009 due to impairments as a result of market volatility.

Losses and LAE — PMI Canada’s losses and LAE increased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 due to an increase to loss reserves based on notices of default received in the second quarter and first half of 2009 on its 2008 business writings.

Underwriting and operating expenses — The decrease in underwriting and operating expenses in the second quarter and first half of 2009 compared to the corresponding periods in 2008 was primarily due to PMI Canada’s cessation of new business writings.

Discontinued Operations

During the third quarter of 2008, we reported PMI Australia and PMI Asia as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
PMI Australia	$23,988	$54,478
PMI Asia	2,481	5,208

Income from discontinued operations	$26,469	$59,686

Summarized below are the overall operating components for each entity.

The following table represents PMI Australia’s results of operations, recorded as discontinued operations for the period presented:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Premiums earned	$48,799	$96,074
Net investment income	23,312	44,721
Other (loss) income	(2,272)	7,271

Total revenues	69,839	148,066
Losses and loss adjustment expenses	22,329	42,963
Other underwriting and operating expenses	13,131	27,193

Income before income taxes from discontinued operations	34,379	77,910
Income tax expense	10,391	23,432

Income from discontinued operations	$23,988	$54,478

The following table represents PMI Asia’s results of operations, recorded as discontinued operations for the period presented:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(Dollars in thousands)
Total revenues	$3,671	$7,652
Losses, loss adjustment expenses and other underwriting and operating expenses	802	1,631

Income before income taxes from discontinued operations	2,869	6,021
Income tax expense	388	813

Income from discontinued operations	$2,481	$5,208

Financial Guaranty

Financial Guaranty includes the equity in earnings (losses) from FGIC and RAM Re, whose carrying values are zero as a result of our impairments of the investments in 2008. To the extent that our carrying values remain zero, we will not recognize in future periods our proportionate share of FGIC’s or RAM Re’s losses, if any. Equity in earnings from FGIC or RAM Re could be recognized in the future to the extent those earnings are deemed recoverable. Having completed its runoff activities in 2008, we now report the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for all periods presented.

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net investment income	$0.8	$2.7	(70.4)%	$2.7	$4.7	(42.6)%
Change in fair value of certain debt instruments	(39.1)	17.0	—	(20.6)	45.7	(145.1)%
Other income	0.1	3.3	(97.0)%	2.4	6.5	(63.1)%

Total revenues	(38.2)	23.0	—	(15.5)	56.9	(127.2)%

Share-based compensation expense	1.1	2.1	(47.6)%	2.3	6.5	(64.6)%
Other operating expenses	2.0	19.0	(89.5)%	4.5	32.9	(86.3)%

Total other operating expenses	3.1	21.1	(85.3)%	6.8	39.4	(82.7)%
Interest expense	11.7	9.9	18.2%	23.6	18.3	29.0%

Total expenses	14.8	31.0	(52.3)%	30.4	57.7	(47.3)%
Losses before equity in losses from unconsolidated subsidiaries and income taxes	(53.0)	(8.0)	—	(45.9)	(0.8)	—
Equity in losses from unconsolidated subsidiaries	(0.2)	(0.1)	100.0%	(0.3)	(0.2)	50.0%

Net (loss )income before income taxes	(53.2)	(8.1)	—	(46.2)	(1.0)	—
Income tax benefit	(19.8)	(2.7)	—	(18.4)	(0.5)	—

Net loss	$(33.4)	$(5.4)	—	$(27.8)	$(0.5)	—

Net investment income — Net investment income decreased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 due primarily to decreases in our investment book yield.

Change in fair value of certain debt instruments — The change in fair value of certain debt instruments resulted from our adoption of SFAS No. 159, effective January 1, 2008. As a result, in the second quarter and first half of 2008, our net losses included positive adjustments related to the subsequent measurement of fair value for these debt instruments. These positive adjustments were primarily the result of increases in credit spreads and interest rates. In the first quarter of 2009, we recorded a positive adjustment of $18.5 million to the fair value of our debt, due to the widening of credit spreads in the period. During the second quarter of 2009, we recorded a negative adjustment of $39.1 million, due largely to the improvement in credit ratings of the holding company combined with the narrowing of our spreads, which resulted in a net negative adjustment of $20.6 million for the first half of 2009.

Share-based compensation expense — The decreases in share-based compensation expense in the second quarter and first half of 2009 from the corresponding periods in 2008 were primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in 2009.

Other operating expenses — Other operating expenses decreased in the second quarter and first half of 2009 compared to the corresponding periods in 2008 was primarily due to our change in expense allocation begining January 1, 2009 in response to the change in focus of our business to U.S. mortgage insurance following the sale of Australia and Asia operations. In addition in April 2009, we ceased offering contract underwriting services which further reduced expenses in this segment.

Interest expense — The increases in interest expense in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were due primarily to higher interest and fee payments in the first half of 2009 than in the first half of 2008 as a result of our drawing down of $200 million on our revolving credit facility in the second quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from PMI with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. PMI did not pay dividends to The PMI Group in the first half of 2009 and we do not expect that PMI will be able to pay dividends during the remainder of 2009 or in 2010. In addition, the economic downturn has reduced returns on The PMI Group’s investment portfolio, and we expect these returns could continue to be adversely affected to the extent the dislocation in the credit markets and economic downturn continues. See Part II, Item 1A. Risk Factors – We may face liquidity issues at our holding company, The PMI Group.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $81.9 million at June 30, 2009 compared to $251.6 million at June 30, 2008.

Credit Facility

On May 29, 2009, our Amended and Restated Credit Agreement (the “Amended Agreement”), which replaced our prior credit facility in its entirety, became effective. We currently have $125 million outstanding under the Amended Agreement, which is the total amount of the lenders’ commitments thereunder. The Amended Agreement requires a minimum Adjusted Consolidated Net Worth (as defined in the Amended Agreement) of at least $1.2 billion through June 30, 2009, at least $700 million from July 1, 2009 through December 31, 2009, and at least $500 million from January 1, 2010 through the maturity date of the facility of October 24, 2011.

In connection with the Amended Agreement, PMI and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the contingent note (the “QBE Note”) described below under “—The QBE Note” from PMI. In connection with this purchase, The PMI Group made an initial payment to PMI of $75 million and agreed to make an additional contingent payment, in an amount to be determined based on the value of the QBE Note at redemption or on the net proceeds received by The PMI Group upon a sale of the QBE Note prior to redemption. Upon the completion of the sale of the QBE Note to The PMI Group from PMI, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement.

The Amended Agreement reduced the size of the facility to $125 million, eliminated certain financial covenants and events of default previously contained in the facility, including the elimination of the maximum debt to total capitalization percentage, the maximum risk to capital ratio, the requirement that the audit reports prepared by our independent auditors in connection with the audit of our year-end financial statements shall not be subject to any “going concern” qualification, the provision providing for an event of default upon PMI’s failure to maintain compliance with GSE eligibility requirements, and the financial strength ratings event of default. The Amended Agreement also revised the minimum Adjusted Consolidated Net Worth (as defined in the facility) requirement to the current requirement reflected above.

Upon an event of default, we would likely be required to repay all outstanding indebtedness under the Amended Agreement and the lenders under the Amended Agreement would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently do not have sufficient funds at our holding company to repay the amounts outstanding under the Amended Agreement.

In addition, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. Such events include, but are not limited to, the reduction of the facility by any amounts received by The PMI Group from the note issuer with respect to the QBE Note or by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note as determined from time to time pursuant to procedures set forth in the Amended Agreement and described below.

The QBE Note

In connection with the sale of PMI Australia, PMI received approximately $746 million in cash and the QBE Note in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through June 30, 2009, we do not currently expect that, as of June 30, 2009, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended June 30, 2009 (as described below). The last such report that we received was for the year ended December 31, 2008. In addition, ultimate projected losses have increased since June 2008 and may continue to increase. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of the PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note. In addition, the amount payable on the QBE note is subject to reduction in the event that we are required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Australia and the sale of PMI Asia, in each case if such claims are not otherwise satisfied by April 1, 2010. QBE has not asserted any such warranty claims to date.

We pledged the QBE Note to the lenders under the Amended Agreement. Under the terms of the Amended Agreement, the size of the credit facility may be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE

Note determined pursuant to procedures set forth in the Amended Agreement. Under these procedures, the value of the QBE Note is subject to reduction on account of warranty claims and losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the Amended Agreement, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The Amended Agreement requires that for purposes of determining the commitment under the Amended Agreement, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports have not resulted in a decrease in the value accorded to the QBE Note for purposes of the Amended Agreement. However, we cannot be certain that the report as of June 30, 2009 or future reports by the independent actuary will not result in any such decrease or that the independent actuary’s conclusions will be consistent with our expectations.

There is no guarantee that PMI Australia’s portfolio as of June 30, 2008 will achieve the required performance targets or that the warranty claims will not be asserted against us with respect to the sale of PMI Australia or PMI Asia. Either or both of these events would impair our ability to recover the full value of the QBE Note, reduce or eliminate the lenders’ commitments under the Amended Agreement and require us to repay the amount borrowed under the Amended Agreement to the extent in excess of the commitments. Any such required repayment or failure to recover payment in full of the QBE Note could materially impair our liquidity. In addition, we may not have sufficient cash available to make any such required repayment under the Amended Agreement.

Dividends to The PMI Group

PMI’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, and the discretion of insurance regulatory authorities. The laws of Arizona, PMI’s state of domicile for insurance regulatory purposes, provide that PMI may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. We do not anticipate that PMI will pay any dividends to The PMI Group in the remainder of 2009 or 2010.

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

Capital Constraints

As a result primarily of higher losses and LAE, we require additional capital. The amount and timing of capital required is affected by a variety of factors, many of which are difficult to predict and may be outside of our control. These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	levels of new insurance written;

•	PMI’s ability to comply with policyholders position requirements and risk-to-capital requirements imposed by regulators as well as under our runoff support agreement with Allstate Insurance Company;

•	determinations and views, many of which are subjective rather than quantitative in nature, of the GSEs and rating agencies;

•	performance of our investment portfolio and the extent of impairments to portions of the portfolio as a result of deteriorating capital markets;

•	financial and other covenants and event of default triggers in our credit facility;

•

the performance of PMI Europe, which is affected by, among other things, the U.S. mortgage market and changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG capital support agreements.

We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including TARP), restructuring of certain pool contracts, obtaining reinsurance for our insurance subsidiaries’ 2009 and future books of business, other capital relief initiatives at PMI, and/or debt or equity offerings. Given current market conditions generally and in our industry, as well as the possibility that we may need to raise additional capital with little notice, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms, in a timely manner or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government program.

Unless we raise substantial additional capital or achieve significant statutory capital relief, PMI’s policyholders position will decline and risk-to-capital ratio will likely increase beyond levels necessary to meet capital adequacy requirements which could occur as early as the third or fourth quarters of 2009. Moreover, under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, PMI may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate. If following such time as PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of PMI’s obligations to policyholders, therefore negatively affecting PMI’s and The PMI Group’s liquidity position. In addition, if a mortgage insurer exceeds an applicable state risk-to-capital ratio requirement or falls below a state’s minimum policyholders position, it may be required to suspend writing new business in that state or any state until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum. If we do not raise substantial additional capital or achieve significant statutory capital relief, PMI could fail to meet the capital adequacy requirements in Arizona and one or more other states as early as the third or fourth quarters of 2009. Depending on the state at issue, PMI could be required to immediately suspend writing new business in that or all states. See Part II, Item 1A. Risk Factors.

As of June 30, 2009, PMI’s risk-to-capital ratio was 19.6 to 1 compared to 16.6 to 1 at December 31, 2008 and 11.7 to 1 at June 30, 2008. As of June 30, 2009, PMI held $186.4 million in excess of the required minimum policyholders position. As a result of recently issued insurance regulatory guidance, PMI revised the methodology it uses to determine its risk-to-capital ratio. Prior to the new guidance, when calculating its risk-to-capital ratio, PMI subtracted the amount of its established loss reserves from risk in force to determine the risk component for the purposes of calculating its risk-to-capital ratio. As clarified in the regulatory guidance, it is appropriate for PMI to exclude the full amount of risk in force related to all loans in default in the calculation because capital is already allocated to such loans in the form of loss reserve and including the risk in force on such loans in the ratio would be redundant. Beginning March 31, 2009, PMI no longer includes risk in force for all loans in default for which it has established loss reserves when calculating its risk-to-capital ratio.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,987	$26,673	$49,219	$51,159
Equity securities	4,302	5,591	8,796	11,362
Short-term investments, cash and cash equivalents and other	157	3,964	6,616	8,946

Investment income before expenses	29,446	36,228	64,631	71,467
Investment expenses	(330)	(454)	(910)	(984)

Net investment income	$29,116	$35,774	$63,721	$70,483

The decreases in net investment income in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in our pre-tax book yield. Our consolidated pre-tax book yield was 3.21% and 4.68% as of June 30, 2009 and 2008, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a higher concentration of cash and cash equivalents in our investment portfolio to maintain liquidity, which yield significantly lower interest.

Realized Investment Gains and Losses

Realized investment gains and losses on investments are composed of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$20,990	$78	$21,818	$19,724
Gross losses	(758)	(543)	(3,165)	(608)

Net gains (losses)	20,232	(465)	18,653	19,116
Equity securities:
Gross gains	4,034	293	4,034	24,064
Gross losses	(769)	(13,193)	(5,067)	(15,003)

Net gains (losses)	3,265	(12,900)	(1,033)	9,061
Short-term investments:

Net losses	(105)	(18)	(279)	(251)

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	—	—	(87,981)

Net losses	—	—	—	(87,981)

Net realized investment gains (losses) before income taxes	23,392	(13,383)	17,341	(60,055)
Income tax expense (benefit)	8,187	(4,684)	6,069	(21,019)

Total net realized investment gains (losses) after income taxes	$15,205	$(8,699)	$11,272	$(39,036)

Realized investment gains for the second quarter of 2009 includes a $0.5 million loss related to our other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $0.3 million loss related to fixed income securities in its International investment portfolio. As a result of the adoption of FSP 115-2 on April 1, 2009, the company recognized a cumulative effect adjustment to other comprehensive income for $2.5 million to reclassify the non-credit portion of previously recognized other-than-temporary-impairments of debt securities held in its International investment portfolio to OCI, of which, $1.0 million related to impairments recognized in the first quarter of 2009. The losses in the first six months of 2008 include an $88.0 million loss related to the impairment of the Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008 and a $19.0 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio during the second quarter of 2008.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2009 and December 31, 2008. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group. As of December 31, 2008, PMI Guaranty’s assets and liabilities were merged into our U.S. Mortgage Insurance Operations.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
June 30, 2009
Fixed income securities:
U.S. Municipal bonds	$1,911,530	$—	$12,930	$1,924,460
Foreign governments	—	56,844	—	56,844
Corporate bonds	125,769	67,465	2,530	195,764
U.S. government and agencies	4,005	—	146	4,151
Mortgage-backed securities	2,918	—	—	2,918

Total fixed income securities	2,044,222	124,309	15,606	2,184,137

Equity securities:
Common stocks	11,679	—	—	11,679
Preferred stocks	177,762	—	—	177,762

Total equity securities	189,441	—	—	189,441
Short-term investments	996	3	1,300	2,299

Total investments	$2,234,659	$124,312	$16,906	$2,375,877

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. Municipal bonds	$1,715,376	$—	$98,893	$1,814,269
Foreign governments	—	50,361	—	50,361
Corporate bonds	1,074	89,443	34,701	125,218
U.S. government and agencies	4,265	—	154	4,419
Mortgage-backed securities	1,717	—	1,482	3,199

Total fixed income securities	1,722,432	139,804	135,230	1,997,466

Equity securities:
Common stocks	5,593	—	—	5,593
Preferred stocks	216,256	—	—	216,256

Total equity securities	221,849	—	—	221,849
Short-term investments	980	—	1,300	2,280

Total investments	$1,945,261	$139,804	$136,530	$2,221,595

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio increased to $2.4 billion as of June 30, 2009 from $2.2 billion as of December 31, 2008.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2009:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	57%	86%	94%	60%
AA	20%	2%	5%	18%
A	20%	8%	1%	19%
B	1%	0%	0%	1%
BBB	2%	2%	0%	2%
BB	0%	0%	0%	0%
Below investment grade	—	2%	0%	—

Total	100%	100%	100%	100%

As of June 30, 2009, approximately $936.1 million, or 25.8% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of June 30, 2009.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$243,077	6.7%
AMBAC	228,289	6.3%
FSA	191,792	5.3%
FGIC	162,701	4.5%
Other	110,275	3.0%

Total	$936,134	25.8%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2009, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	49%	86%	94%	53%
AA	22%	2%	5%	20%
A	25%	8%	1%	23%
B	1%	0%	0%	1%
BBB	3%	2%	0%	3%
BB	0%	0%	0%	0%
Below investment grade	—	2%	0%	—
Not rated	—	—	—	—

Total	100%	100%	100%	100%

Capital Support Obligations

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, PMI also guarantees timely payment of PMI Europe’s obligations. PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of June 30, 2009, CMG MI’s risk-to-capital ratio was 16.5 to 1. PMI has an additional capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under the PMI Canada capital support agreement, as we have ceased writing new business.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) in 2009 and 2010. We also believe we currently have sufficient assets at the insurance company level to meet our obligations in 2009. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay our credit facility or our senior notes if either of those obligations were required to be repaid prior to maturity. Our senior note indenture provides that, if we fail to pay the principal amount of any other indebtedness at any such other indebtedness stated maturity or if we default on any other obligation with respect to any such other indebtedness and such default results (i) in any other indebtedness becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable and (ii) the principal amount of all such other indebtedness equals or exceeds an aggregate principal amount of $50 million or more and (iii) we do not repay such indebtedness or such acceleration is not rescinded within 30 days after receiving a notice of default from the trustee of the senior notes or the holders of at least 25% in principal amount of our senior notes, an event of default would occur under our senior notes and we could be required to repay all our outstanding senior notes.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $55.7 million in the first half of 2009 compared to consolidated cash flows provided by operating activities of $233.8 million in the corresponding period in 2008. Cash flows from operations decreased in the first half of 2009 primarily due to increases in claim payments from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2009 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows used in investing activities in the first half of 2009, including purchases and sales of investments and capital expenditures, were $88.1 million compared to $385.1 million in the corresponding period in 2008. The decrease in cash flows used in investing activities in the first half of 2009 compared to the corresponding period in 2008 was due primarily to decreased purchases of fixed income securities. Our investing activities declined due to less investable assets being generated by positive cash flows from operations, however, we have maintained significant cash and cash equivalents available to pay future claims.

Consolidated cash flows used in financing activities were $74.9 million in the first half of 2009 compared to $199.6 million of cash used in the first half of 2008. This change was driven by the funding from our line of credit of $200 million in 2008 and subsequent repayment of $75 million in 2009. For a discussion of the status of The PMI Group’s revolving credit facility, please see Liquidity and Capital Resources – Credit Facility.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries as of August 6, 2009:

	Standard & Poor’s	Moody’s	Fitch
Insurer Counterparty Credit and Financial Strength Ratings
PMI Mortgage Insurance Co.	BB-	Ba3	NR
PMI Insurance Co.	BB-	Ba3	NR
PMI Europe	BB-	B1	NR
CMG Mortgage Insurance Co.	BBB+	NR	A+
FGIC	NR	NR	NR
RAM Re	BBB-	NR	NR
Issuer Credit Ratings
The PMI Group, Inc.	B-	B3	NR
Senior Unsecured Debt	B-	B3	NR
Junior Subordinated Debentures	CCC-	Caa1	NR

Recent Developments Relating to Mortgage Insurance Companies Ratings

On May 12, 2009, Fitch Ratings withdrew ratings for The PMI Group, Inc., PMI Mortgage Insurance Co., PMI Insurance Co. and PMI Europe. We requested withdrawal of all Fitch ratings on the Company and its subsidiaries in December 2008.

On June 2, 2009, Standard & Poor’s upgraded its counterparty credit rating on The PMI Group, Inc., to “B-” from “CCC”. The outlook was revised to stable and had previously been placed on CreditWatch with developing implications. In taking this action, Standard & Poor’s commented that the amended and restated credit agreement was viewed as a positive development for the Company. Ratings on PMI Mortgage Insurance Co., “BB-” (Outlook Stable), PMI Insurance Co. “BB-” (Outlook Stable), and PMI Europe “BB-” (CreditWatch with negative implications) remained unchanged from the ratings action on April 8, 2009.

On June 25, 2009, Moody’s Investors Service confirmed the “B3” (Outlook Developing) senior debt rating of The PMI Group, Inc. This action concluded the review of the holding company’s ratings for possible downgrade. At the same time, Moody’s affirmed the “Ba3” insurance financial strength ratings for PMI Mortgage Insurance Co., and PMI Insurance Co., both with a developing outlook. Moody’s commented that the confirmation of the holding company’s senior debt rating reflected the reduction in near term default risk as a result of the amended terms of our credit facility.

In July 2009, PMI requested Standard and Poor’s and Moody’s Investors Service to withdraw ratings on PMI Insurance Co. and PMI Europe. On July 30, 2009, Standard & Poor’s placed its “BB-” financial strength rating on PMI Insurance Co. on CreditWatch with negative implications. This rating action has no impact on the ratings on The PMI Group, Inc. or PMI Mortgage Insurance Co. Standard & Poor’s commented that the CreditWatch placement reflected management’s decision to discontinue writing new business in PMI Insurance Co. effective August 1, 2009. As a result, Standard and Poor’s may reclassify PMI Insurance Co. as a nonstrategic entity of the Company’s mortgage insurance operations.

On April 8, 2009, Fitch Ratings resolved its rating watch on CMG Mortgage Insurance Co. and lowered the insurer financial strength rating to “A+” (Outlook Negative) from “AA”. On May 8, 2009, Standard & Poor’s lowered its counterparty credit and financial strength ratings on CMG Mortgage Insurance Co. to “A” (Outlook Negative) from “AA-”. The downgrade reflected Standard & Poor’s view on the April 8, 2009 rating action on PMI Mortgage Insurance Co. could significantly affect CMG Mortgage Insurance Co.’s financial strength. On July 29, 2009, Standard & Poor’s lowered its counterparty credit and financial strength ratings on CMG Mortgage Insurance Co. to “BBB+” (Outlook Negative). Standard & Poor’s commented that this rating action reflected the increase in industry-wide prime mortgage defaults has affected higher quality mortgage insurance business as in CMG Mortgage Insurance Co. and that CMG Mortgage Insurance Co.’s operating results in the first quarter of 2009 were below expectations.

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

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting estimates involved significant judgments used in the preparation of our consolidated financial statements.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of June 30, 2009 and December 31, 2008 on a segment and consolidated basis:

	As of June 30, 2009			As of December 31, 2008
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,640.0	$3,740.0	$3,185.5	$2,175.0	$3,075.0	$2,624.5
International Operations	41.5	53.1	49.9	73.4	91.3	84.8

Consolidated loss and LAE reserves	$2,681.5	$3,793.1	$3,235.4	$2,248.4	$3,166.3	$2,709.3

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

We established PMI’s reserves at June 30, 2009 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at June 30, 2009 was approximately the mid-point of the actuarial range.

Our increase to the reserve balance in the first half of 2009 was primarily due to PMI’s higher primary and modified pool default inventories and higher average claim sizes and claim rates in its modified pool insurance portfolio. For a discussion of the increases in delinquent loans, see Conditions and Trends—U.S. Mortgage Insurance Operations—Defaults. The increase in PMI’s average claim size in its modified pool insurance portfolio has been driven by higher actual and projected loan balances on loans going to claim and higher loss severity due to declining home prices. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that returns to current status (referred to as cure rate). The table below provides a reconciliation of our U.S. Mortgage Insurance segment’s beginning and ending reserves for losses and LAE for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(Dollars in millions)
Balance at January 1	$2,624.5	$1,133.1
Reinsurance recoverables	(482.7)	(35.9)

Net balance at January 1	2,141.8	1,097.2
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	744.8	843.6
Prior years	111.9	245.9

Total incurred	856.7	1,089.5
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(7.0)	(5.5)
Prior years	(408.3)	(362.1)

Total payments	(415.3)	(367.6)

Net balance at June 30	2,583.2	1,819.1
Reinsurance recoverables	602.3	313.5

Balance at June 30	$3,185.5	$2,132.6

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $415.3 million and $367.6 million for the periods ended June 30, 2009 and 2008, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $856.7 million and $1.1 billion for periods ended June 30, 2009 and 2008, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $111.9 million and $245.9 million for the periods ended June 30, 2009 and 2008, respectively. PMI’s reserve balance at January 1, 2009 includes $22.9 million of PMI Guaranty’s loss reserves, which were merged into our U.S. Mortgage Insurance Operations in 2008.

The table below breaks down the six months ended June 30, 2009 and 2008 changes in reserves related to prior years by particular accident years:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	June 30, 2009	December 31, 2008	June 30, 2008	December 31, 2007	June 30, 2009 vs. December 31, 2008	June 30, 2008 vs. December 31, 2007
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$(0.3)	$(0.9)
2003	225.4	225.9	225.8	226.8	(0.5)	(1.0)
2004	240.4	241.2	240.5	241.3	(0.8)	(0.8)
2005	270.8	272.0	271.1	270.8	(1.2)	0.3
2006	407.8	409.9	410.3	410.3	(2.1)	—
2007	1,043.4	1,042.3	1,141.3	893.0	1.1	248.3
2008	1,835.5	1,719.8	843.6	—	115.7	—
2009	744.7	—	—	—	—	—

Total					$111.9	$245.9

The $111.9 million and $245.9 million increases related to prior years’ reserves in the first half of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $111.9 million increase in prior years’ reserves during the first half of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size and claim rate development in the modified pool insurance portfolio partially offset by reductions in claim size on our primary insurance portfolio. The $245.9 million increase in prior years’ reserves during the first half of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes in our primary insurance portfolio. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Primary insurance	$2,560.3	$2,340.0
Pool insurance	602.3	261.6
Other*	22.9	22.9

Total reserves for losses and LAE	$3,185.5	$2,624.5

The increase in primary insurance reserves is driven primarily by the receipt of notices of default and increase in the default inventory. The increases in the pool insurance reserves is driven by the adverse development in modified pool portfolio from increases in default inventory, claim size and claim rates.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$3,005.7	$2,452.6
IBNR	99.4	91.3
Cost to settle claims (LAE)	57.5	57.7
Other *	22.9	22.9

Total reserves for losses and LAE	$3,185.5	$2,624.5

*	Other relates to PMI Guaranty’s loss reserves of $22.9 million related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the June 30, 2009 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $150.3 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2009, the effect on pre-tax income would be approximately $5.0 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of June 30, 2009, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 17.4% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 17.1% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2009 of $41.3 million to $52.5 million. PMI Europe’s recorded loss reserves at June 30, 2009 were $49.3 million, which represented our best estimate and a decrease of $35.2 million from PMI Europe’s loss reserve balance of $84.5 million at December 31, 2008. The decrease to PMI Europe’s loss reserves in the first half of 2009 was primarily due to claim payments of $39.8 million made in respect of PMI Europe’s reinsurance of certain U.S. subprime exposures. The remaining loss reserves within our International Operations segment relates to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$44.8	$66.3
IBNR	4.1	17.8
Cost to settle claims (LAE)	1.0	0.7

Total loss and LAE reserves	$49.9	$84.8

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the six months ended June 30, 2009 and 2008:

	2009	2008
	(Dollars in millions)
Balance at January 1,	$84.8	$41.6
Reinsurance recoverables	—	(1.0)

Net balance at January 1	84.8	40.6
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	3.9	5.7
Prior years	3.2	16.9

Total incurred	7.1	22.6
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(39.9)	(3.1)

Total payments	(39.9)	(3.1)
Foreign currency translation	(2.1)	1.5

Net balance at June 30	49.9	61.6
Reinsurance recoverables	—	1.1

Balance at June 30	$49.9	$62.7

The increase in losses and LAE incurred relating to prior years of $3.2 million in the first half of 2009 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of SFAS No. 133. The fair value of derivative liabilities was $40.3 million and $54.5 million as of June 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of SFAS No. 157, we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $46.3 million as of June 30, 2009.

PMI may incur losses on its CDS exposures if losses on the underlying mortgage loans reach PMI’s risk layer. Losses on underlying mortgages may only occur following a credit event, which is typically defined as borrower default or bankruptcy. Losses on mortgages underlying PMI’s CDS exposures will only occur if recoveries (typically foreclosure proceeds) are less than the total outstanding mortgage balances and foreclosure expenses, and in the case of some transactions, accrued interest.

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As a result of rating agency actions and other contractual requirements, PMI Europe has posted collateral, consisting of corporate securities and cash, of $25.8 million as of June 30, 2009 on CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. As of June 30, 2009, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral, was a net liability of $34.6 million. We estimate, based on expected defaults and loss payments, that the amount of additional collateral movements will range from zero to $18 million in 2009. The actual collateral posted at year end will be dependent upon performance of the underlying mortgage portfolios, claim payments and the extent to which PMI Europe is successful in commuting these contracts. As of June 30, 2009, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $81.9 million, including the $25.8 million already posted.

Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. On average, the underlying loan portfolios were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk in force. Risk in force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk in force related to its CDS contracts was $5.8 billion as of June 30, 2009. Risk in force was further reduced by $1.5 billion in July 2009 as a result of a counterparty exercising a call option in respect of two AAA-rated CDS transactions. Provided below are tables showing the risk in force or notional amounts by issue year, original credit rating, posted collateral and country for all CDS contracts as of June 30, 2009. As of June 30, 2009, the original credit ratings of our investment grade transactions were unchanged:

	Original and Current Credit Rating
Issue Year	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	( Dollars in millions)
2000	$—	$—	$—	$—	$—	$18	$18
2003	—	—	—	—	—	8	8
2004	—	—	—	—	—	10	10
2006	1,308	83	—	—	—	29	1,420
2007	3,748	292	139	64	35	45	4,323

Total Notional	$5,056	$375	$139	$64	$35	$110	$5,779

Posted collateral	$2	$—	$—	$—	$—	$24	$26

Maximum collateral	$2	$—	$—	$—	$—	$80	$82

Note: Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

	Original and Current Credit Rating
Country	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
France	$2,279	$213	$139	$64	$35	$—	$2,730
Italy	1,468	78	—	—	—	—	1,546
Germany	1,309	84	—	—	—	110	1,503
United Kingdom	—	—	—	—	—	—	—

Total Notional	$5,056	$375	$139	$64	$35	$110	$5,779

Note: Notional amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of June 30, 2009.

	Original and Current Credit Rating
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
Weighted avg exp life in years	0.13	0.15	0.19	0.19	0.19	2.2	0.39

Components of fair value
Expected discounted future net cash flows	$2.2	$0.8	$0.4	$0.4	$0.8	$(7.1)	$(2.5)
Market spread/cost of capital adjustment	(4.6)	(2.4)	(1.4)	(1.3)	(2.5)	(25.7)	(37.8)

Fair value	$(2.4)	$(1.6)	$(1.0)	$(0.9)	$(1.7)	$(32.8)	$(40.3)

Note: Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its non-investment grade CDS contracts. PMI expects to pay net cash outflows of approximately $7.1 million related to its non-investment grade CDS agreements over the next 6 years. PMI has a fair value liability of $32.8 million, which includes all expected lifetime future cash flows, against total notional exposure of $110.7 million on all non-investment grade contracts as of June 30, 2009.

Based on our expectations for default timing, loss severity and timing of exercise of call options, we do not anticipate paying losses on contracts rated ‘BBB’ or higher. When the borrowers on underlying loans are in arrears by at least 90 days, PMI Europe regards such arrears as indicative of potential future losses. As of June 30, 2009, loans that were at least 90 days in arrears represented less than 41% of remaining subordination to PMI’s layer on each investment grade transaction. To date, losses on loans underlying our investment grade transactions have not exceeded 1% of current subordination levels. To the extent expected cash losses were to exceed subordination levels, the fair values of the investment grade CDS contracts would further decline, resulting in an increase in CDS liability, which could become realized in the form of claims paid over time.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. We estimate the life of contract to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life beyond the call date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at our expected call date or have deviated from our expected call date in lengths of time that are not significant.

Investment Securities

We review all of our fixed income and equity security investments on a periodic basis for impairment, with focus on those having unrealized losses. We specifically assess all investments with declines in fair value and, in general, monitors all security investments as to ongoing risk.

We review on a quarterly basis or as needed, in the event specific credit events, unrealized losses on all investments with declines in fair value. These investments are then tracked to establish whether they meet our established other than temporary impairment criteria. This process involves monitoring market events and other items that could impact issuers. We consider relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.

Relevant facts and circumstances considered include but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether its more likely than not that we will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a security specific approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation.

We assess equity securities using the criteria outlined above and also consider whether in addition to these factors we have the ability and intent to hold the equity securities for a period of time sufficient for recovery of cost or amortized cost. Where we lack that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and we record the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security, is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is due to credit. The estimate of the portion of impairment due to credit is based upon a comparison of ratings at the purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. We obtain ratings from two nationally recognized rating agencies for each security being assessed. We also incorporate information on the specific securities from our management and, as appropriate, from our external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$716,702	$(16,783)	$354,409	$(27,111)	$1,071,111	$(43,894)
Foreign governments	25,334	(1,446)	—	—	25,334	(1,446)
Corporate bonds	32,402	(3,904)	16,501	(2,094)	48,903	(5,998)

Total fixed income securities	774,438	(22,133)	370,910	(29,205)	1,145,348	(51,338)
Equity securities:
Common stocks	3,141	(520)	—	—	3,141	(520)
Preferred stocks	43,571	(8,837)	68,641	(16,524)	112,212	(25,361)

Total equity securities	46,712	(9,357)	68,641	(16,524)	115,353	(25,881)

Total	$821,150	$(31,940)	$439,551	$(45,729)	$1,260,701	$(77,219)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

At June 30, 2009, we had gross unrealized losses of $77.2 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.3 billion. In addition, included in the gross unrealized losses are securities that we determined had other-than-temporary impairments in accordance with FSP FAS 115-2 and FAS 124-2. Accordingly, we bifurcated these impairments between credit and non-credit impairments. We had non-credit impairments of $2.5 million on securities considered to be impaired.

The unrealized losses as of June 30, 2009 and December 31, 2008 were primarily due to the widening of market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as well as other market driven factors. The changes in unrealized gains/losses in the first half of 2009 were primarily due to contracting of market spreads principally in the U.S. fixed income portfolio.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of June 30, 2009, our investment portfolio included 239 securities in an unrealized loss position compared to 284 securities as of December 31, 2008.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. The decreases in amortization of deferred policy acquisition costs in the second quarter and first half of 2009 compared to the corresponding periods in 2008 were primarily due to an increase in the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations, due to higher persistency levels. PMI’s deferred policy acquisition cost asset increased to $38.9 million at June 30, 2009 from $32.3 million at December 31, 2008 and $22.5 million at June 30, 2008.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of June 30, 2009 on a GAAP basis. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the second quarter of 2009. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods. See Part II, Item 1A. Risk Factors — We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating or capital losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have maintained our valuation allowance as of June 30, 2009 to approximately $175 million.

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction pursuant to Section 831 (e) of the Internal Revenue Code. The reserves are included in taxable income in future years when they are released for statutory accounting purposes or if we elect to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. The future reversal of contingency reserves would generate approximately $662 million of ordinary income that would effectively offset deferred tax assets of approximately $218 million of an ordinary nature.

Because of the limited ability to generate capital gains or other strategies to utilize unrealized capital losses during the carryback and carryover periods, however, we separately evaluated deferred tax assets of a capital nature totaling approximately $273 million that could expire before being utilized. As a result of this analysis, it was estimated that approximately $175 million of capital losses would “more-likely-than-not” expire before sufficient capital gains could be generated and the valuation allowance was adjusted, accordingly. Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of June 30, 2009, our consolidated investment portfolio excluding cash and cash equivalents was $2.4 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2009, 91.9% of our investments were fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of June 30, 2009:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$302,137
200 basis point decline	$224,873
100 basis point decline	$127,851
100 basis point rise	$(163,571)
200 basis point rise	$(317,281)
300 basis point rise	$(456,161)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 5.4 as of June 30, 2009.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of June 30, 2009 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of June 30, 2009, with all other factors remaining constant:

Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(10,730)	$(2,605)	$(13,335)
10% decline	$(7,153)	$(1,737)	$(8,890)
5% decline	$(3,577)	$(868)	$(4,445)
5% rise	$3,577	$868	$4,445
10% rise	$7,153	$1,737	$8,890
15% rise	$10,730	$2,605	$13,335

Foreign currency translation rates as of June 30,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2009	1.4033	0.8604
2008	1.5755	0.9790

The changes in the foreign currency exchange rates from 2008 to 2009 negatively affected our investments in our foreign subsidiaries by $11.2 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of June 30, 2009, $0.2 billion, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of June 30, 2009, $17.2 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated primarily in Canadian dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of June 30, 2009 and 2008. The value of the Euro and Canadian dollar weakened relative to the U.S. dollar as of June 30, 2009 compared to June 30, 2008.

Credit spread risk

The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following two tables summarize the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread and cost of capital as of June 30, 2009, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors. We have selected smaller hypothetical percentage changes with respect to cost of capital, which are incorporated in our non-investment grade modeling, as our recent historical experience with this factor would suggest much less volatility than changes in market spreads.

Estimated (Decrease)/Increase in Liability
(USD in thousands)
Change in cost of capital
35% decline	$(8,617)
25% decline	$(6,115)
10% decline	$(2,423)
10% rise	$2,392
25% rise	$5,927
35% rise	$8,248

Estimated (Decrease)/Increase in Liability
(USD in thousands)
Change in market spread
95% decline	$(11,445)
75% decline	$(9,035)
50% decline	$(6,024)
50% rise	$6,024
75% rise	$9,035
95% rise	$11,445

Debt Instruments

Effective January 1, 2008, The PMI Group, Inc. adopted SFAS No. 157 and SFAS No. 159. In particular, the Company elected to adopt the fair value option presented by SFAS No. 159 for certain corporate debt liabilities on the adoption date. The fair value of these corporate debt instruments is measured under level 2 of the fair value hierarchy and is derived from independent pricing services that use observable market data for similar transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in the Company’s credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in the Company’s credit spreads as of June 30, 2009, with all other factors remaining constant:

Estimated (Decrease)/Increase in Fair Value
(USD in thousands)
Change in market spread
300 basis point decline	$56,878
200 basis point decline	$35,559
100 basis point decline	$16,735
100 basis point increase	$(14,970)
200 basis point increase	$(28,437)
300 basis point increase	$(40,616)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of June 30, 2009, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March 2008, The PMI Group and certain of our executive officers were named in a securities class action complaint filed in the United States District Court for the Northern District of California (Lori Weinrib v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.). Also in March 2008, The PMI Group and the same executive officers were named in a second securities fraud class action complaint also filed in the United States District Court for the Northern District of California (Kimberly D. Holt v. The PMI Group, Inc., L. Stephen Smith, David H. Katkov and Donald P. Lofe, Jr.).

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

On July 1, 2009, the Court issued an order granting our motion to dismiss the consolidated actions on the ground that the plaintiffs had not adequately pleaded the element of scienter (i.e., that the defendants acted either intentionally or with deliberate recklessness). The Court’s order permitted the plaintiffs to file an amended complaint to attempt to cure the pleading defect in the scienter allegation by July 24, 2009. On that date, the plaintiffs filed a first amended complaint in the consolidated actions. Under the Private Securities Litigation Reform Act (“PSLRA”), defendants are permitted to file a motion to dismiss or other pleading responding to the first amended complaint; and discovery in the consolidated actions presently remains stayed.

In April 2008, The PMI Group and certain of our executive officers and directors were named in two shareholder derivative suits; the first, filed in the United States District Court for the Northern District of California, Case No. CV 082046 (The Port Authority of Allegheny Retirement and Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. L. Stephen Smith, W. Roger Haughton, David H. Katkov, Donald P. Lofe, Jr., Mariann Byerwalter, Dr. James C. Castle, Carmine Guerro, Wayne E. Hedien, Louis G. Lower, II, Raymond L. Ocampo, Jr., John D. Roach, Kenneth T. Rosen, Steven L. Scheid, Jose H. Villarreal, Mary Lee Widener, Ronald H. Zech, and The PMI Group, Inc., Nominal Defendant), and the second suit filed in the Superior Court of the State of California, County of Contra Costa, Case No. C 08-01068 (Jorge Torres, Derivatively on Behalf of The PMI Group, Inc. v. L. Stephen Smith, Victor J. Bacigalupi, Bradley M. Shuster, Joanne M. Berkowitz, David H. Katkov, Lloyd A. Porter, Daniel L. Roberts, Thomas H. Jeter, Donald P. Lofe, Jr., Kenneth T. Rosen, John D. Roach, James C. Castle, Ronald H. Zech, Wayne E. Hedien, Mary Lee Widener, and Raymond L. Ocampo), respectively. Both of these suits assert various acts and/or omissions against the defendants. Both actions have been stayed by stipulation of the parties and court orders based on the stipulations until completion of the motion to dismiss phase of the securities litigation described above.

On August 28, 2008, PMI Mortgage Insurance Co. (“PMI”) rescinded coverage on 5,565 loans that IndyMac Bank delivered to PMI for coverage in 2007 under a lender paid mortgage insurance (“LPMI”) program on the ground that IndyMac had failed to deliver the loan files to PMI for review as required by the policy. On September 12, 2008, IndyMac Federal Bank, FSB (“IndyMac”), by the Federal Deposit Insurance Corporation (“FDIC”) as Conservator, filed a complaint against PMI in the United States District Court for the Northern District of California alleging that PMI improperly rescinded mortgage insurance coverage on the 5,565 loans. The complaint sought declaratory and injunctive relief and reformation and requested damages against PMI in an unspecified amount. Thereafter, on October 31, 2008, IndyMac, by the FDIC as Conservator, filed an amended complaint which included allegations related to PMI’s rescission of coverage on certain additional ineligible interest-only loans rescinded on October 3, 2008, and, filed a second amended complaint on January 9, 2009, adding additional allegations including allegations related to the FDIC’s rights and powers as conservator/receiver. PMI filed an answer to the Second Amended Complaint on February 26, 2009. On March 19, 2009, the FDIC caused substantially all of IndyMac Federal Bank’s assets, including its servicing rights with regard to the 5,565 loans, to be sold to OneWest Bank, FSB. On May 29, 2009, PMI filed an action against the FDIC as Receiver for IndyMac

Federal Bank in the United States District Court for the Central District of California seeking declaratory relief and damages related to the lender paid mortgage insurance loans. On June 30, 2009, PMI and the FDIC entered into a settlement agreement. Under the settlement, each party dismissed its lawsuit against the other. Each party will bear its own fees and costs for the litigation. Following the settlement, PMI will address insurance coverage issues relating to these loans with OneWest.

On January 26, 2009, PMI was served with a complaint filed by Bayview Loan Servicing, LLC (“Bayview”) in California Superior Court. The complaint alleges that PMI improperly rescinded mortgage insurance coverage on a group of what PMI believes to be approximately 39 loans which Bayview acquired from Alliance Bancorp. PMI filed an answer to Bayview’s complaint in March 2009. Both parties reported to the court in connection with a required case management conference statement filed in early June, 2009 that they would be willing to engage in mediation as a form of alternative dispute resolution. To date, PMI has responded to initial written discovery from Bayview and has served Bayview with written discovery. No mediation has been scheduled to date.

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

We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

We currently have outstanding borrowings of $125 million under our credit facility. At June 30, 2009, The PMI Group held cash and marketable securities of $81.9 million. The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s principal sources of funds have been dividends from its insurance subsidiaries and income from its investment portfolio. State insurance regulations restrict the amount of dividends that may be paid by The PMI Group’s insurance subsidiaries without the consent of the applicable regulator. As a result of, among other things, PMI’s losses and the decline in its capital position, PMI did not pay dividends to The PMI Group in 2008 or the first half of 2009, and we do not expect that PMI will be able to pay dividends in the remainder of 2009 or 2010. As discussed under There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all below, the substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, severely limit our ability to obtain debt or equity financing in capital markets transactions or from private sources. In addition, we cannot be sure that we will successfully obtain assistance under the Financial Stability Plan or other government programs.

Under the terms of the Amended Agreement for our credit facility, we are required to maintain a minimum Adjusted Consolidated Net Worth (as defined in the facility) of at least $1.2 billion through June 30, 2009, at least $700 million from July 1, 2009 through December 31, 2009, and at least $500 million from January 1, 2010 through the maturity date of the facility of October 24, 2011.

In addition, under the Amended Agreement, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. For example, under the Amended Agreement, the size of the credit facility could be reduced if the actual or estimated value of the QBE Note decreases, including as a result of quarterly estimates prepared by an independent actuary. See Part I, Item 3, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds – The PMI Group Liquidity – The QBE Note. The value of the QBE Note will depend on a number of factors that are beyond our control and difficult to predict, including judgments by the independent actuary as to ultimate projected losses on the PMI Australia insurance policies as of June 30, 2008, acquired by QBE. We cannot be certain that we will not be required to repay the credit facility in whole or in part as a result of a decline in the value of the QBE Note or otherwise.

Failure to comply with the covenants or failure to pay amounts due would be events of default under our credit facility.

Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently do not have sufficient funds at our holding company to repay the credit facility or the senior notes.

If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

In connection with the sale of PMI Australia, PMI received approximately $746 million in cash and the QBE Note in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through June 30, 2009, we do not currently expect that, as of June 30, 2009, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report with respect to the loss performance of PMI Australia’s insurance policies as of June 30, 2008, prepared by an independent actuary for the quarter ended June 30, 2009. The last such report that we received was for the year ended December 31, 2008. In addition, ultimate projected losses have increased over the last several quarters and may continue to increase. The ultimate performance of such policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of such PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note. In addition, the amount payable on the QBE Note is subject to reduction in the event that PMI is required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Australia or TPG is required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Asia, in each case if such claims are not otherwise satisfied by April 1, 2010. QBE has not asserted any such warranty claims to date.

We cannot be sure that the amount due on the QBE Note will not be reduced. In addition, the QBE Note is an unsecured obligation of the note isssuer, and we cannot be certain that the note issuer will be able to make payment on the QBE Note when due. Any of these events would impair our ability to recover the full value of the QBE Note, reduce or eliminate the lenders’ commitments under the Amended Agreement and require us to repay the amount borrowed under the Amended Agreement to the extent in excess of the commitments. Any such failure to recover payment in full of the QBE Note or required repayment could materially impair our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds – The PMI Group Liquidity – The QBE Note.”

Unless we raise capital or achieve significant capital relief, PMI likely will fail to meet various capital adequacy requirements and could be required to cease writing new business and be subject to restrictions under its runoff support agreement with Allstate.

PMI’s principal regulator is the Arizona Department of Insurance (the “Department”), whose regulations require PMI to maintain “policyholders position” of not less than a minimum computed under a formula set by statute. Some of the other states in which PMI is licensed also use a “policyholders position” formula to determine a mortgage insurer’s capital adequacy. Other states require mortgage insurers to maintain certain risk-to-capital ratios, generally at or below 25 to 1, and still other states do not have a specific capital adequacy requirement.

Depending on the state, if a mortgage insurer does not meet the required minimum policyholders position or it exceeds the maximum permitted risk-to-capital ratio, it may be prohibited from writing new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum, as applicable. In some states where PMI is licensed, including Arizona, the applicable regulations require a mortgage insurer to immediately cease writing new business if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator may have discretion as to whether the mortgage insurer may continue writing new business. If we fail to meet the minimum policyholders position required by Arizona law, we would be required to suspend writing new business in all states. In addition, we believe that certain insurance regulators could interpret their respective states’ statutes to require a mortgage insurer to suspend writing business in all states if it fails to meet the applicable capital adequacy requirement of their respective states. In two of the states in which we are licensed, Arizona and California, legislation is pending that would give the applicable insurance regulator discretion in determining whether a mortgage insurer may continue writing new business even if it does not meet capital adequacy requirements. However, we cannot be sure whether or when, or in what form, such legislation will be passed. Even if such legislation is passed, we cannot predict under what circumstances an insurance regulator might exercise its discretion to permit PMI to write new business. Moreover, even if such legislation is passed and an insurance regulator were to exercise its discretion to permit PMI to write new business, we may be unable to write new business in other states in which PMI fails to meet regulatory capital requirements, and regulators in certain other states could take the position that PMI must suspend writing new business nationwide. In states that do not have a capital adequacy requirement, it is not clear what actions the applicable insurance regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if PMI fails to meet the capital adequacy requirements in one or more states, PMI may have to immediately suspend writing business in some or all states in which it does business.

Under the terms of our runoff support agreement with Allstate Insurance Company, PMI is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as PMI’s risk-to-capital ratio were to exceed 23 to 1, Allstate Insurance Company were to make any payments on account of specified third party claims, or if PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders.

At June 30, 2009, MIC exceeded its minimum policyholders position under Arizona law by $186.4 million, and MIC’s risk-to-capital ratio was 19.6 to 1.

Based on current conditions and expected future trends, we believe that we will continue to incur material losses. The ultimate amount of losses will depend in part on general economic conditions, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise substantial additional capital or achieve significant statutory capital relief, we expect that PMI’s policyholders position will likely decline and its risk-to-capital ratio will increase beyond levels necessary to meet capital adequacy requirements in Arizona and other states as early as the third or fourth quarters of 2009. If this were to occur, PMI could be required to immediately suspend writing new business in some or all states. Any such failure to meet the capital adequacy requirements of one or more states or as set forth in the runoff support agreement with Allstate Insurance Company would likely have a material adverse impact on our financial condition, results of operations and business.

There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

As a result of continued losses in 2008 and the first half of 2009, and our expectation that we will continue to incur significant losses at least through the end of 2009, we expect that we will need to procure significant amounts of additional capital in the next several quarters. In response to our capital constraints, we are limiting our new insurance writings. We are also exploring capital alternatives to enhance our liquidity and capital at PMI and The PMI Group, including potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP), restructuring certain pool contracts, obtaining reinsurance for PMI’s future book of business, other capital relief initiatives at PMI, and/or debt or equity offerings.

The amount and timing of capital we require could depend on a number of factors, such as:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	levels of new insurance written;

•

PMI’s ability to comply with policyholders position requirements and risk-to-capital requirements imposed by regulators as well as under our runoff support agreement with Allstate Insurance Company; rating agencies and GSE requirements and determinations;

•	the performance of our investment portfolio and the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets;

•	financial and other covenants and event of default triggers in our credit facility or senior notes;

•

the performance of PMI Europe, which is affected by, among other things, the U.S. mortgage market and changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG capital support agreements.

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the rating agencies and GSEs, are subjective and not subject to specific quantitative standards.

The substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, severely limit our ability to obtain debt or equity financing in capital markets transactions or from private sources.

We cannot be sure that we will be able to raise capital on favorable terms and in the amounts that we require, or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government programs. In addition, continued losses or additional ratings downgrades could make it more difficult for us to raise the necessary capital. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid a ratings downgrade or adverse regulatory or GSE action or avoid adverse action under the terms of the runoff support agreement with Allstate Insurance Company, we cannot be sure that the transaction could be completed in a timely manner to avoid such downgrade or action. The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. If we were to obtain equity financing for a significant portion of our capital needs, any such financing would likely be significantly dilutive to our existing shareholders or result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock, or both. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would have a dilutive effect on our future earnings, if any.

We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. Further, due to higher losses we may be required to record a premium deficiency reserve in the future.

The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Loss reserves established with respect to our mortgage insurance business are based upon management’s estimates and judgments, principally with respect to the rate and severity of claims, and are particularly uncertain during economic downturn, which is characterized by market volatility and disruption. In accordance with mortgage insurance industry practice, we establish loss reserves for our mortgage insurance subsidiaries only for loans in default. We establish reserves for losses and loss adjustment expenses, or LAE, based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not yet reported to us by servicers. Our mortgage insurance reserving process does not take account of the impact of future losses that could occur from loans that are not in default. As a result, future notices of defaults on insured loans may have a material impact on our financial results and our ultimate actual losses may be substantially higher than our loss reserve estimates. The continuing adverse economic and market conditions, including the high rate of unemployment, and resulting uncertainty with respect to the rate and severity of claims may result in substantial increases in loss reserves in the future. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

In recent years, mortgage insurers, including PMI, have been involved in litigation with policyholders regarding the rescission of mortgage insurance coverage on individual loans under the terms of the insurers’ master policies where the mortgage insurers discovered misrepresentations by, for example, a borrower, lender or an agent of the lender. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. We believe that mortgage investors are requiring significantly higher levels of mortgage repurchases by mortgage originators as a result of the unexpectedly high levels of fraudulent, negligent or otherwise noncompliant mortgage loan origination. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI has substantially increased. Between June 30, 2008 and June 30, 2009, we have rescinded primary delinquent loans with an aggregate risk in force of approximately $741 million.

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

In addition, as a result of these rescissions, we have reduced our loss reserves and/or risk in force for the corresponding policies. When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. As we expect rescission activity to remain at current levels through the second half of 2009, projected future rescission activity is also materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions or actual future rescission activity is lower than projected, we would be required to increase our loss reserves in future periods. If we are unsuccessful in defending these rescissions, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which could materially harm our results of operations. See Part II. Item 1. Legal Proceedings.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. In our loss reserve estimation process, we do not include claim denials in our delinquent inventory and, therefore, do not incorporate them into our loss reserve estimates. Levels of claim denials have increased in 2008 and 2009 and we expect that they will remain high or increase during the remainder of 2009. In the first and second quarters of 2009, the aggregate risk in force of primary claim denials was $49.1 million and $84.1 million, respectively. If our servicing customers ultimately produce a loan origination file on such loans, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility, which historically has occurred infrequently. There can be no assurance, however, that the frequency will not increase in the future or that our loss reserve estimates adequately provide for such occurrences.

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

A premium deficiency analysis was performed on a U.S. GAAP basis, as of June 30, 2009, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first half of 2009. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in any future reporting periods, which could indirectly trigger an event of default under our credit facility and would negatively affect our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At The PMI Group’s Annual Meeting of Stockholders on May 21, 2009, the following individuals were elected to the Board of Directors, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Withheld
Carmine Guerro	70,136,822	3,063,310
Wayne E. Hedien	70,724,253	2,475,879
Louis G. Lower II	70,069,435	3,130,697
Raymond L. Ocampo Jr.	70,029,739	3,170,393
John D. Roach	70,468,162	2,731,970
L. Stephen Smith	70,335,374	2,864,758
José H. Villarreal	70,725,219	2,474,913
Mary Lee Widener	68,909,095	4,291,037
Ronald H. Zech	70,763,420	2,436,712

The following proposals were ratified or approved at the Company’s Annual Meeting, pursuant to voting results certified by the independent inspector of elections.

	Votes For	Votes Against	Abstain
Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.	71,880,441	1,030,054	289,638

Approval of the PMI Amended and Restated Equity Incentive Plan	67,272,003	5,547,735	380,390

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 7, 2009

/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

August 7, 2009	/s/ Thomas H. Jeter
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

INDEX TO EXHIBITS

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4, effective April 14, 2009, to the Revolving Credit Agreement dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto, as amended (“Revolving Credit Agreement”) (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on April 14, 2009 (File No. 001-13664)).

10.2	Amendment No. 5, effective April 29, 2009, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2009 (File No. 001-13664)).

10.3	Amendment Agreement No. 6, effective May 8, 2009, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009 (File No. 001-13664)).

10.4	Note Purchase Agreement, between The PMI Group, Inc. and PMI Mortgage Insurance Co., dated as of May 29, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2009 (File No. 001-13664)).

10.5	Pledge and Security Agreement, between The PMI Group, Inc. and Bank of America, N.A., dated as of May 29, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 3, 2009 (File No. 001-13664)).

10.6*	The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended May 21, 2009) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2009 (File No. 001-13664)).

10.7*	Summary of Compensation Arrangements Applicable to The PMI Group, Inc. Non-Employee Directors, Effective May 21, 2009.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.