Form 10-Q
period 2009-09-30
PMI GROUP INC
filed 2009-11-09
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 30, 2009	82,577,223

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$176,572	$183,581	$546,266	$602,037
Net investment income	25,980	36,325	89,701	106,808
Net realized investment gains (losses)	11,921	(52,790)	29,262	(112,845)
Change in fair value of certain debt instruments	3,125	66,283	(17,478)	111,948
Other income (loss)	9,261	(7,938)	26,335	8,858

Total revenues	226,859	225,461	674,086	716,806

LOSSES AND EXPENSES
Losses and loss adjustment expenses	336,778	382,689	1,200,566	1,494,807
Amortization of deferred policy acquisition costs	4,151	4,955	11,249	13,773
Other underwriting and operating expenses	34,569	59,412	114,342	159,977
Interest expense	9,338	11,423	32,921	29,698

Total losses and expenses	384,836	458,479	1,359,078	1,698,255

Loss before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(157,977)	(233,018)	(684,992)	(981,449)
Equity in (losses) earnings from unconsolidated subsidiaries	(4,377)	9,103	(8,215)	(45,830)

Loss from continuing operations before income taxes	(162,354)	(223,915)	(693,207)	(1,027,279)
Income tax benefit from continuing operations	(74,434)	(74,606)	(267,399)	(321,084)

Loss from continuing operations	(87,920)	(149,309)	(425,808)	(706,195)

Loss from discontinued operations, net of taxes	(5,312)	(80,104)	(5,335)	(43,468)

NET LOSS	$(93,232)	$(229,413)	$(431,143)	$(749,663)

PER SHARE DATA
Basic loss from continuing operations	$(1.06)	$(1.83)	$(5.18)	$(8.68)
Basic loss from discontinued operations	(0.07)	(0.98)	(0.06)	(0.54)

Basic net loss	$(1.13)	$(2.81)	$(5.24)	$(9.22)

Diluted loss from continuing operations	$(1.06)	$(1.83)	$(5.18)	$(8.68)
Diluted loss from discontinued operations	(0.07)	(0.98)	(0.06)	(0.54)

Diluted net loss	$(1.13)	$(2.81)	$(5.24)	$(9.22)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,603,291	$1,997,466
Equity securities:
Common	21,822	5,593
Preferred	186,733	216,256
Short-term investments	2,215	2,280

Total investments	2,814,061	2,221,595
Cash and cash equivalents	844,265	1,483,313
Investments in unconsolidated subsidiaries	147,024	150,377
Related party receivables	1,492	1,526
Accrued investment income	31,672	36,323
Premiums receivable	56,259	58,573
Reinsurance receivables and prepaid premiums	30,968	22,569
Reinsurance recoverables	659,356	482,678
Deferred policy acquisition costs	42,266	34,791
Property, equipment and software, net of accumulated depreciation and amortization	113,751	131,211
Prepaid and recoverable income taxes	59,176	9,562
Deferred income tax assets	107,757	148,184
Other assets	27,971	43,697

Total assets	$4,936,018	$4,824,399

LIABILITIES
Reserve for losses and loss adjustment expenses	$3,175,027	$2,709,286
Unearned premiums	87,088	111,656
Debt (includes $241,414 and $230,171 measured at fair value at September 30, 2009 and December 31, 2008)	417,757	481,764
Reinsurance payables	38,446	42,442
Related party payables	793	1,853
Other liabilities and accrued expenses	233,799	199,173

Total liabilities	3,952,910	3,546,174

Commitments and contingencies (Notes 7 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 82,573,093 and 81,687,583 shares outstanding	1,193	1,193
Additional paid-in capital	872,841	892,213
Treasury stock, at cost (36,740,674 and 37,626,184 shares)	(1,317,444)	(1,341,037)
Retained earnings	1,332,910	1,761,535
Accumulated other comprehensive income (loss), net of deferred taxes	93,608	(35,679)

Total shareholders’ equity	983,108	1,278,225

Total liabilities and shareholders’ equity	$4,936,018	$4,824,399

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(431,143)	$(749,663)
Less loss from discontinued operations, net of taxes	5,335	43,468
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses from unconsolidated subsidiaries	8,215	45,830
Net realized investment (gains) losses	(29,525)	113,255
Change in fair value of certain debt instruments	17,478	(111,948)
Depreciation and amortization	25,448	20,030
Deferred income taxes	41,160	(81,842)
Compensation expense related to share-based payments	2,875	8,402
Deferred policy acquisition costs incurred and deferred	(18,654)	(26,558)
Amortization of deferred policy acquisition costs	11,250	9,861
Changes in:
Accrued investment income	4,707	(1,736)
Premiums receivable	2,420	2,263
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(12,395)	760
Reinsurance recoverables	(176,678)	(356,771)
Prepaid and recoverable income taxes	(49,647)	83,937
Reserve for losses and loss adjustment expenses	465,092	1,271,318
Unearned premiums	(25,454)	(11,762)
Related party receivables, net of payables	(1,288)	2,282
Liability for pension benefit	(26,656)	(3,890)
Other	1,068	(25,112)

Net cash (used in) provided by operating activities from continuing operations	(186,392)	232,124

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	754,749	547,554
Proceeds from sales of equity securities	49,130	108,961
Proceeds from sale of equity investment held for sale	—	3,375
Investment purchases:
Fixed income securities	(1,167,167)	(746,168)
Equity securities	(10,396)	(6,867)
Net change in short-term investments	66	(29)
Distributions from unconsolidated subsidiaries, net of investments	(137)	(840)
Capital expenditures and capitalized software, net of dispositions	(2,644)	(4,010)

Net cash used in investing activities from continuing operations	(376,399)	(98,024)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Repayment of credit facility	(75,250)	—
Net proceeds from credit facility	—	200,000
Proceeds from issuance of treasury stock	722	2,526
Dividends paid to common shareholders	—	(2,246)

Net cash (used in) provided by financing activities from continuing operations	(74,528)	200,280

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities from discontinued operations	(5,335)	55,076
Net cash used in investing activities from discontinued operations	—	1,067,824

Net cash (used in) provided by discontinued operations	(5,335)	1,122,900

Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	3,606	(9,044)
Effect of foreign exchange rate changes on cash and cash equivalents from discontinued operations - held for sale	—	(143,328)

Net (decrease) increase in cash and cash equivalents	(639,048)	1,304,908
Cash and cash equivalents at the beginning of the period	1,483,313	427,912
Less cash and cash equivalents of discontinued operations - held for sale, at the end of the period	—	(1,019,579)

Cash and cash equivalents of continuing operations at end of period	$844,265	$713,241

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period:
Interest paid, net of capitalization	$37,948	$33,650
Income taxes paid, net of refunds	$5,800	$11,110

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group”, “TPG” or the “Company”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co. (“MIC”), an Arizona corporation, and its affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. Also included in the accompanying financial statements and reported as discontinued operations for all periods presented are the accounts of PMI Mortgage Insurance Ltd. and its holding company, PMI Mortgage Insurance Australia (Holdings) Pty Limited (collectively “PMI Australia”) and PMI Mortgage Insurance Asia Ltd. (“PMI Asia”) which were sold as of December 31, 2008; and the accounts of PMI Guaranty Co. (“PMI Guaranty”) which was considered disposed of other than by sale as of December 31, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into PMI. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

The Company completed the sales of PMI Australia and PMI Asia to the QBE Insurance Group (“QBE”) in the fourth quarter of 2008. The Company has classified the results of its PMI Australia, PMI Asia and PMI Guaranty operations as discontinued operations for all periods presented. The assets and liabilities of PMI Guaranty which were disposed of other than by sale are classified in the consolidated balance sheets according to their nature. The results of discontinued operations, which include both disposed of by sale and disposed of other than by sale, are reported as “Loss from discontinued operations, net of taxes” in the consolidated statements of operations for all periods presented.

The Company has equity ownership interests in CMG Mortgage Insurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. In addition in the third quarter of 2009, MIC and CUNA Mutual Investment Corporation contributed the stock of CMG Mortgage Reinsurance Company, which provides reinsurance to residential mortgage insurers, to CMG Mortgage Assurance Company. The Company also has equity ownership interests in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda. The Company also has an approximately 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997.

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

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and disclosure requirements for interim financial information and the requirements of Form 10-Q as outlined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 944 Financial Services-Insurance (“Topic 944”), previously SFAS No. 163 and 270 Interim Reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Interim results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in The PMI Group’s annual report on Form 10-K for the year ended December 31, 2008.

Impact of Current Economic Environment

The ongoing weakness in the U.S. residential mortgage, housing, credit, and capital markets continues to negatively affect the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $93.2 million and $431.1 million for the third quarter and first nine months of 2009, respectively, compared to a net loss of $229.4 million and $749.7 million for the corresponding periods in 2008. As part of the Company’s response to difficult market conditions, it has adopted a number of initiatives that affect the composition of its business. In particular, the Company is focusing on its core business, U.S. mortgage insurance.

In the current environment, the Company continues to face significant challenges and risks. Unless the Company raises substantial additional capital to support PMI or achieve significant additional statutory capital relief, its policyholders position will continue to decline and its risk-to-capital ratio will increase beyond levels necessary to meet regulatory capital adequacy requirements as early as the fourth quarter of 2009. In response to the Company’s capital constraints, the Company is significantly limiting PMI’s new business writings to conserve capital and is exploring other alternatives, including, restructuring of certain pool contracts, debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ current and future books of business, potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP) and/or other capital relief initiatives at PMI.

In sixteen states, if a mortgage insurer does not meet a required minimum policyholders position or it exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum, as applicable. In certain of those states, the applicable regulations require a mortgage insurer to immediately cease writing new business if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. North Carolina, Arizona and California recently adopted legislation giving the respective state’s insurance regulators such discretion. North Carolina’s new law was effective

July 1, 2009, Arizona’s new law is effective November 24, 2009 and California’s new law is effective January 1, 2010. Thirty-four states do not have specific capital adequacy requirements for mortgage insurers. The Company and other mortgage insurers continue to discuss with the remaining states that have regulations requiring a mortgage insurer to immediately cease writing new business if capital adequacy requirements are not met, the potential adoption of legislation similar to the new laws enacted in Arizona, California and North Carolina.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with FASB ASC Topic 320 Investments-Debt and Equity Securities (“Topic 320”), previously SFAS No. 115, SAB No. 59, and FSP FAS No. 115-2. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized, to the extent of the credit related portion of the decline, as a realized investment loss in the consolidated statement of operations.

The Company recognizes OTTI for debt securities classified as available for sale in accordance with Topic 320. The Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in accumulated other comprehensive income (“AOCI”). For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

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

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. FASB ASC Topic 323 Investments-Equity Methods and Joint Ventures (“Topic 323”), previously APB No. 18, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statement of operations.

The Company reports the equity in earnings from CMG MI and FGIC on a current month basis and the Company’s interest in limited partnerships are reported on a one-quarter lag basis. Equity in earnings (losses) from RAM Re are reported on a one-quarter lag basis. Due to the impairment of the Company’s investments in FGIC and RAM Re in 2008, the carrying value of the Company’s investments in FGIC and RAM Re were reduced to and have remained at zero. To the extent that the carrying values remain zero, the Company will not recognize in future periods its proportionate share of FGIC and RAM Re’s losses, if any. Equity in earnings from FGIC and RAM Re could be recognized in the future to the extent those earnings are deemed recoverable.

Related Party Receivables and Payables — As of September 30, 2009, related party receivables were $1.5 million and related party payables were $0.8 million which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are composed of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $192.9 million and $206.4 million as of September 30, 2009 and December 31, 2008, respectively.

The Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally in accordance with FASB ASC Topic 350 Intangibles-Goodwill and other, previously SOP No. 98-1. Capitalized costs are amortized at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years.

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under FASB ASC Topic 815 Derivatives and Hedging (“Topic 815”), previously SFAS No. 133 and SFAS No. 149. These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income or loss. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since observable market quotes are not regularly available. These models include future estimated claim payments and market input assumptions, including discount rates and market spreads to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

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

The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. Financial guaranty contracts are recorded in accordance with the accounting guidance provided in Topic 944. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall. The Company currently reinsures six financial guaranty contracts in PMI Europe.

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

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 88.8% and 87.5% of gross premiums written from the Company’s mortgage insurance operations in the three and nine months ended September 30, 2009, respectively, compared to 85.1% and 84.3% in the corresponding periods of 2008. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with FASB ASC Topic 740 Income Taxes (“Topic 740”), previously SFAS No. 109. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 45.9 % and 38.6% for the three and nine months ended September 30, 2009, respectively, compared to the federal statutory rate of 35.0%. As the Company reported a net loss for the three and nine months ended September 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate. In addition, the Company refined certain estimates as a result of preparing the Company’s income tax return which resulted in a $15 million tax benefit. The refinements primarily related to foreign tax credits, foreign basis adjustments and other tax adjustments and thereby further increased the Company’s effective tax rate for the three months ended September 30, 2009. The effective tax rates of 33.3% and 31.3% for the three and nine months ended September 30, 2008 were lower than the federal statutory rate due to losses from the Company’s Financial Guaranty segment, primarily from the impairment of FGIC and the Company’s European Operations, which have lower effective tax rates.

As of September 30, 2009, a tax valuation allowance of $252.9 million was recorded against a $324 million deferred tax asset related to recognition of losses primarily related to FGIC and RAM Re in excess of the Company’s tax basis, foreign and California net operating losses and certain foreign tax credits. The Company did not record a valuation allowance against the remaining deferred tax assets as it is management’s expectation that these will “more likely than not” be utilized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

Benefit Plans — The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies FASB ASC Topic 715 Compensation-Retirement Benefits, previously SFAS No. 158, for its treatment of U.S. employees’ pension benefits. This topic requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss.

On May 17, 2007, The PMI Group’s Board of Directors approved an amendment to the Retirement Plan. The amendment changed the Plan’s benefit formula from a “final pay” pension formula to a cash balance formula. Under the new cash balance plan formula, the Company will contribute 8% of qualified employees’ compensation to cash balance accounts and credit interest at a rate equal to the 30-year Treasury bond rate. The cash balance formula took effect immediately for employees hired or rehired on or after September 1, 2007. For employees hired before and were continuously employed on September 1, 2007, the cash balance formula will take effect on January 1, 2011.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830 Foreign Currency Matters, previously SFAS No. 52. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating operations with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income before tax were $51.6 million as of September 30, 2009 compared with $48.3 million as of December 31, 2008. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes net income (loss), the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassification of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

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

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net losses for the three and nine months ended September 30, 2009 and 2008, 8.4 million and 9.2 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars and shares in thousands)
Net loss :
Loss from continuing operations as reported	$(87,920)	$(149,309)	$(425,808)	$(706,195)
Loss from discontinued operations	(5,312)	(80,104)	(5,335)	(43,468)

Net loss adjusted for diluted EPS calculation	$(93,232)	$(229,413)	$(431,143)	$(749,663)

Weighted-average shares for basic EPS	82,549	81,597	82,230	81,343
Weighted-average stock options and other dilutive components	—	—	—	—

Weighted-average shares for diluted EPS	82,549	81,597	82,230	81,343

Basic EPS from continuing operations	$(1.06)	$(1.83)	$(5.18)	$(8.68)
Basic EPS from discontinued operations	(0.07)	(0.98)	(0.06)	(0.54)

Basic EPS	$(1.13)	$(2.81)	$(5.24)	$(9.22)

Dilutive EPS from continuing operations	$(1.06)	$(1.83)	$(5.18)	$(8.68)
Dilutive EPS from discontinued operations	(0.07)	(0.98)	(0.06)	(0.54)

Dilutive EPS	$(1.13)	$(2.81)	$(5.24)	$(9.22)

Dividends declared and accrued to common shareholders	$—	$0.0025	$—	$0.0275

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation, previously SFAS No. 123R, in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and nine months ended September 30, 2009 was $0.6 million (pre-tax) and $2.9 million (pre-tax), respectively, compared to $1.9 million (pre-tax) and $8.4 million (pre-tax) for the corresponding periods in 2008.

Fair Value of Financial Instruments — Effective January 1, 2008, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”), previously SFAS No. 157. This topic describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 3. New Accounting Standards and Note 8. Fair Value Disclosures, for further discussion.) Effective January 1, 2008, the Company also adopted Topic 820 and the fair value option under FASB ASC Topic 825 Financial Instruments (“Topic 825”), previously SFAS No. 159. Topic 820 provides a framework for measuring fair value under GAAP. The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. The fair value option requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company recognized a net of tax gain of $31.8 million in retained earnings as of January 1, 2008 related to the initial adoption of the fair value option for certain debt instruments held by the Company. For the three and nine months ended September 30, 2009, the Company’s net loss included a $3.1 million gain and a $17.5 million loss, respectively, related to the subsequent measurement of fair value for these debt instruments compared to a $66.3 million and $111.9 million gain for the three and nine months ended September 30, 2008. The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value.

Reclassifications — Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation. The Company reclassified the results of operations of PMI Australia, PMI Asia and PMI Guaranty as discontinued operations for all periods presented.

NOTE 3. NEW ACCOUNTING STANDARDS

Effective July 1, 2009, FASB ASC Topic 105 Generally Accepted Accounting Principles (“Topic 105”) establishes the FASB ASC (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and is effective for the Company beginning July 1, 2009. Following Topic 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB updated guidance in FASB ASC Topic 810 Consolidation (“Topic 810”), previously SFAS No. 167, to provide additional consolidation guidance to enterprises involved with variable interest entities. Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. Topic 810 also requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether an enterprise is the primary beneficiary. Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is still evaluating the impact of Topic 810 which is not currently expected to impact the Company’s consolidated financial statements.

In June 2009, the FASB updated FASB ASC Topic 860 Transfers and Servicing - Derecognition (“Topic 860”), previously SFAS No. 166, to eliminate the concept of a qualifying special-purpose entity and modify the derecognition provision in Topic 860. Topic 860 requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Topic 860 is not currently expected to significantly impact the Company’s consolidated financial statements.

Recently Adopted Standards

In May 2009, the FASB issued FASB ASC Topic 855 Subsequent Events (“Topic 855”), previously SFAS No. 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or were available to be issued. Topic 855 is effective for interim and annual reporting periods ending after June 15, 2009. Topic 855 has not significantly impacted the Company’s consolidated financial statements.

In April 2009, the FASB updated guidance in Topic 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Topic 820 is effective for interim and annual reporting periods ending after June 15, 2009. Topic 820 has not significantly impacted the Company’s consolidated financial statements.

In April 2009, the FASB updated guidance in Topic 320. Topic 320 provides instruction for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. Topic 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. Topic 320 is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was an opening balance adjustment to reclassify from retained earnings into accumulated other comprehensive income (loss) an amount of $2.4 million. (See Note 4 – Investments for expanded disclosures related to Topic 320)

In April 2009, the FASB updated guidance in Topic 825 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Topic 825 requires those disclosures in summarized financial information at interim reporting periods. Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. Topic 825 has not significantly impacted the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of September 30, 2009 and December 31, 2008 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of September 30, 2009
Fixed income securities:
Municipal bonds	$2,233,143	$81,209	$(3,467)	$2,310,885
Foreign governments	47,639	597	(1,655)	46,581
Corporate bonds	113,427	1,816	(3,966)	111,277
FDIC corporate bonds	117,855	2,059	(297)	119,617
U.S. governments and agencies	11,799	599	(153)	12,245
Mortgage-backed securities	2,444	242	—	2,686

Total fixed income securities	2,526,307	86,522	(9,538)	2,603,291
Equity securities:
Common stocks	19,420	2,484	(82)	21,822
Preferred stocks	177,579	22,666	(13,512)	186,733

Total equity securities	196,999	25,150	(13,594)	208,555
Short-term investments	2,215	—	—	2,215

Total investments	$2,725,521	$111,672	$(23,132)	$2,814,061

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2008
Fixed income securities:
Municipal bonds	$1,888,682	$24,174	$(98,587)	$1,814,269
Foreign governments	49,965	2,176	(1,780)	50,361
Corporate bonds	131,299	1,267	(7,348)	125,218
U.S. governments and agencies	3,620	799	—	4,419
Mortgage-backed securities	3,050	149	—	3,199

Total fixed income securities	2,076,616	28,565	(107,715)	1,997,466
Equity securities:
Common stocks	9,291	—	(3,698)	5,593
Preferred stocks	229,262	7,195	(20,201)	216,256

Total equity securities	238,553	7,195	(23,899)	221,849
Short-term investments	2,280	—	—	2,280

Total investments	$2,317,449	$35,760	$(131,614)	$2,221,595

At September 30, 2009, the Company had gross unrealized losses of $23.1 million on investment securities, including fixed maturity and equity securities that had a fair value of $2.8 billion. The unrealized losses on foreign governments and corporate bonds as of September 30, 2009 were primarily due to foreign currency translation on securities denominated in a currency other than the functional currency as well as continuing credit issues in that sector. The unrealized losses in the preferred stock portfolio as of September 30, 2009 decreased from December 31, 2008 as a result of an overall improvement in the preferred sector as well as a change in the composition of our holdings as a result of preferred stock exchanges and dispositions throughout 2009. The change in unrealized losses on the fixed income portfolio from December 31, 2008 to September 30, 2009 was primarily due to contracting municipal bonds credit spreads.

In addition, included in the gross unrealized losses are debt securities that the Company determined had non-credit related other-than-temporary impairments in accordance with Topic 320.

Evaluating Investments for Other-than-Temporary-Impairment

The Company reviews all of its fixed income and equity security investments on a periodic basis for impairment. The Company specifically assesses all investments with declines in fair value and, in general, monitors all security investments as to ongoing risk.

The Company reviews on a quarterly basis, or as needed in the event of specific credit events, unrealized losses on all investments with declines in fair value. These investments are then tracked to establish whether they meet the Company’s established other than temporary impairment criteria. This process involves monitoring market events and other items that could impact issuers. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.

Relevant facts and circumstances considered include but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether it is more likely than not the Company will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional research is a security specific approach with particular emphasis on the likelihood that the issuer will meet the contractual terms of the obligation.

The Company assesses equity securities using the criteria outlined above and also considers whether, in addition to these factors, it has the ability and intent to hold the equity securities for a period of time sufficient for recovery to cost or amortized cost. Where the Company lacks that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and the Company records the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. The Company obtains ratings from two nationally recognized rating agencies for each security being assessed. The Company also incorporates information on the specific securities from its management and, as appropriate, from its external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

This information is used to determine the Company’s best estimate of what the credit related portion of the impairment is, based on a probability-weighted estimate of future cash flows. The probability weighted cash flows for the individual securities are modeled using internal models, which calculate the discounted cash flows at the implicit rate at purchase through maturity. If the cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings. For debt securities that are intended to be sold, or that management believes it is more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. For debt securities that management has no intention to sell and believes it is more likely than not that they will not be required to be sold prior to recovery, only the credit component of the impairment is recognized in earnings, with the remaining impairment loss recognized in AOCI.

During the second quarter of 2009, the Company reviewed all previously recorded other-than-temporary impairments of securities to develop an estimate of the portion of such impairments that were not due to credit. This resulted in an opening balance adjustment to reclassify from retained earnings into AOCI an amount of $2.4 million, which related to non-credit related impairment charges taken prior to adoption of Topic 320 on debt securities held principally at PMI Europe.

In the Consolidated Statements of Operations, the Company had other-than-temporary impairments of $0.3 million for the three months ended September 30, 2009 on securities considered to be impaired. The credit component of the impairments for the three months ended September 30, 2009 was $0.3 million.

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized losses in the statement of operations and reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss), the latter of which is a component of stockholders’ equity in the balance sheets.

Other-than-temporary Impairment — During the three months and nine months ended September 30, 2009, the Company recorded other-than-temporary impairment losses as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Total other-than-temporary impairment losses (unrealized and realized) on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$754	$754
Less: portion of OTTI losses recognized in AOCI (before taxes)	433	433

Net impairment losses recognized in earnings for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	321	321
OTTI losses recognized in earnings for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	—	281
Impairment losses related to equity securities	—	540

Net impairment losses recognized in statement of operations	$321	$1,142

Activity related to the credit component recognized in earnings on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the nine months ended September 30, 2009 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Earnings for Debt Securities
	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to April 1, 2009	Additions for OTTI securities where credit losses were recognized prior to April 1, 2009	Reductions due to sales of credit impaired securities	September 30, 2009 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,575	$—	$142	$—	$1,717
Corporate Bonds	632	—	$179	22	$789

Total OTTI credit losses recognized for debt securities	$2,207	$—	$321	$22	$2,506

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at September 30, 2009:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$12,236	$12,059
Due after one year through five years	238,279	237,555
Due after five years through ten years	562,739	583,317
Due after ten years	1,710,609	1,767,675
Mortgage-backed securities	2,444	2,685

Total fixed income securities	$2,526,307	$2,603,291

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,049	$27,659	$73,267	$78,817
Equity securities	2,959	5,351	11,755	16,713
Short-term investments, cash and cash equivalents and other	(543)	3,809	6,074	12,755

Investment income before expenses	26,465	36,819	91,096	108,285
Investment expenses	(485)	(494)	(1,395)	(1,477)

Net investment income	$25,980	$36,325	$89,701	$106,808

Net Realized investment (losses) gains — Net realized investment (losses) gains consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$16,412	$10,990	$38,156	$30,723
Gross losses	(1,520)	(2,473)	(4,265)	(3,143)

Net gains	14,892	8,517	33,891	27,580
Equity securities:
Gross gains	6,993	—	11,027	24,064
Gross losses	(8,830)	(60,481)	(13,897)	(75,485)

Net losses	(1,837)	(60,481)	(2,870)	(51,421)
Short-term investments:
Net (losses) gains	(1,134)	2,061	(1,759)	1,864

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	(2,887)	—	(90,868)

Net losses	—	(2,887)	—	(90,868)

Net realized investment gains (losses) before income taxes	11,921	(52,790)	29,262	(112,845)
Income tax expense (benefit)	4,172	(18,477)	10,242	(39,496)

Total net realized investment gains (losses) after income taxes	$7,749	$(34,313)	$19,020	$(73,349)

Net investment gains for the third quarter and first nine months of 2009 resulted primarily from sales of municipal bonds in addition to sales and exchanges of equity securities. Net investment gains for the first nine months of 2009 includes other-than-temporary impairments recorded during the first quarter of 2009; upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.4 million; $1.0 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. The losses in the first nine months of 2008 include an $88.0 million loss related to the impairment of the Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008 and a $72.7 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio during the first nine months of 2008.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2009
Fixed income securities:
U.S. municipal bonds	$75,208	$(835)	$63,899	$(2,632)	$139,107	$(3,467)
Foreign governments	14,806	(1,655)	—	—	14,806	(1,655)
Corporate bonds	62,808	(3,691)	2,794	(572)	65,602	(4,263)
U.S. government and agencies	8,034	(153)	—	—	(8,034)	(153)

Total fixed income securities	160,856	(6,334)	66,693	(3,204)	227,549	(9,538)
Equity securities:
Common stocks	3,721	(82)	—	—	3,721	(82)
Preferred stocks	7,834	(2,166)	58,597	(11,346)	66,431	(13,512)

Total equity securities	11,555	(2,248)	58,597	(11,346)	70,152	(13,594)

Total	$172,411	$(8,582)	$125,290	$(14,550)	$297,701	$(23,132)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

As of September 30, 2009, the Company’s investment portfolio included 120 securities in an unrealized loss position compared to 284 securities as of December 31, 2008.

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

	September 30, 2009	December 31, 2008
California	12.6%	10.1%
New York	11.7%	12.8%
Florida	11.7%	7.5%
Illinois	10.0%	6.7%
Texas	9.9%	11.7%
District of Columbia	—	5.1%

At September 30, 2009, fixed income securities and short-term investments with an aggregate fair value of $15.2 million were on deposit with regulatory authorities as required by law.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	Ownership Percentage	December 31, 2008	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	132,025	50.0%	135,082	50.0%
RAM Re	—	23.7%	—	23.7%
Other*	14,999	various	15,295	various

Total	$147,024		$150,377

*	Other represents principally various limited partnership investments.

Equity in (losses) earnings from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	Ownership Percentage	2008	Ownership Percentage	2009	Ownership Percentage	2008	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%	$—	42.0%	$—	42.0%
CMG MI	(4,268)	50.0%	(85)	50.0%	(7,783)	50.0%	5,781	50.0%
RAM Re	—	23.7%	9,340	23.7%	—	23.7%	(51,217)	23.7%
Other	(109)	various	(152)	various	(432)	various	(394)	various

Total	$(4,377)		$9,103		$(8,215)		$(45,830)

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2008 or 2009. Additionally, due to the impairment of RAM Re during 2008, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning Balance	$40,718	$27,497	$34,791	$18,305
Policy acquisition costs incurred and deferred	5,699	8,494	18,724	26,504
Amortization of deferred policy acquisition costs	(4,151)	(4,955)	(11,249)	(13,773)

Balance at September 30,	$42,266	$31,036	$42,266	$31,036

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods. Deferred policy acquisition costs are reviewed periodically to determine whether they exceed recoverable amounts, after considering investment income. In the second quarter of 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost asset by $3.6 million, reducing its value to zero. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during 2008. Due to higher persistency levels experienced in the Company’s U.S. Mortgage Insurance portfolio, in 2008 the Company increased the period over which it amortizes deferred policy acquisition costs in its U.S. Mortgage Insurance Operations.

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

	2009	2008
	(Dollars in thousands)
Balance at January 1,	$2,709,286	$1,177,309
Less: reinsurance recoverables	(482,678)	(36,917)

Net balance at January 1,	2,226,608	1,140,392
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	1,126,294	1,246,866
Prior years (1)	74,272	247,941

Total incurred	1,200,566	1,494,807
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(128,174)	(28,196)
Prior years	(783,044)	(553,498)

Total payments	(911,218)	(581,694)

Foreign currency translation effects	(285)	(4,002)

Net change in PMI Guaranty’s loss reserves (2)	—	20,250

Net ending balance at September 30,	2,515,671	2,069,753
Reinsurance recoverables	659,356	393,654

Balance at September 30,	$3,175,027	$2,463,407

(1)	The $74.3 million and $247.9 million increases in prior years’ reserves in the first nine months of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $74.3 million increase in prior years’ reserves during the first nine months of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size and claim rate development in the modified pool insurance portfolio partially offset by reductions in claim size on our primary insurance portfolio. The $247.9 million increase in prior years’ reserves during the first nine months of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes on our primary insurance portfolio. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.
(2)	Includes losses and LAE incurred of $29.9 million and payments of $9.6 million for the nine months ended September 30, 2008 from PMI Guaranty which is reported as discontinued operations in the consolidated statement of operations for all periods presented.

The increase in total consolidated loss reserves at September 30, 2009 compared to September 30, 2008 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations primarily as a result of an increase in the default inventory and adverse loss development on claim rates and claim sizes from our modified pool contracts. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted Topic 820 and the fair value option outlined in Topic 825. In particular, the Company elected to adopt the fair value option outlined in Topic 825 for certain corporate debt liabilities on the adoption date. The fair value option outlined in Topic 825 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments at the time of election of the fair value option be recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

The following tables present the difference between fair values as of September 30, 2009 and December 31, 2008 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted , the Company’s diluted loss per share for the three and nine months ended September 30, 2009 would have been $1.15 per share and $5.10 per share, respectively, compared to $3.34 per share and $10.11 per share for the corresponding periods in 2008.

	Fair Value (including accrued interest) as of September 30, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$160,000	$250,625	$90,625
6.625% Senior Notes	$81,414	$150,414	$69,000

	Fair Value (including accrued interest) as of December 31, 2008	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$153,027	$254,375	$101,348
6.625% Senior Notes	$77,144	$152,898	$75,754

Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (referred to as an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1 Observable inputs with quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

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

When determining the fair value of its debt, the Company has considered the guidance presented in Topic 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	September 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,600,115	$3,176	$2,603,291
Equity securities	17,590	186,619	4,346	208,555
Short-term investments	2,215	—	—	2,215
Cash and cash equivalents	844,265	—	—	844,265
Accrued investment income	31,672	—	—	31,672

Total assets	$895,742	$2,786,734	$7,522	$3,689,998

Liabilities
Credit default swaps			$37,058	$37,058
6.000% Senior Notes	—	160,000	—	160,000
6.625% Senior Notes	—	81,414	—	81,414

Total liabilities	$—	$241,414	$37,058	$278,472

	December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$1,994,025	$3,441	$1,997,466
Equity securities	5,576	211,809	4,464	221,849
Short-term investments	2,280	—	—	2,280
Cash and cash equivalents	1,483,313	—	—	1,483,313
Accrued investment income	36,323	—	—	36,323

Total assets	$1,527,492	$2,205,834	$7,905	$3,741,231

Liabilities
Credit default swaps	$—	$—	$54,542	$54,542
6.000% Senior Notes	—	153,027	—	153,027
6.625% Senior Notes	—	77,144	—	77,144

Total liabilities	$—	$230,171	$54,542	$284,713

PMI Europe’s risk in force related to its credit default swap (“CDS”) contracts was $4.3 billion as of September 30, 2009. Certain PMI Europe CDS contracts contain collateral support provisions which, upon certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The amount of the required posted collateral calculation varies and can include mark-to-market valuations, contractual formulae and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of September 30, 2009 is $34.7 million, for which the Company has posted collateral of $28.1 million in the normal course of business. The Company estimates that the amount of additional collateral it may be required to post could be up to $12.4 million in 2009 and up to $19.9 million in the next twelve months. The actual level of collateral posted at the end of 2009 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $37.1 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet.

Fair Value of Credit Default Swap Contracts

PMI Europe’s CDS contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often customized transactions, for which observable market quotes are not regularly available. Due to the lack of observable inputs required to value CDS contracts, they are considered to be Level 3 under the Topic 820 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

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

The values of the Company’s CDS contracts are affected by estimated changes in credit spreads of the underlying obligations and/or the cost of the Company’s capital. As credit spreads change, the values of these CDS contracts will change and the resulting gains and losses will be recorded in the Company’s operating results. In addition, with the adoption of Topic 820, the Company has incorporated its non-performance risk into the market value of its derivative assets and liabilities. The fair value of these CDS liabilities was $37.1 million as of September 30, 2009. Excluding the Company’s non-performance risk, the fair value of these CDS liabilities would have been $40.2 million as of September 30, 2009.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. The Company estimates the life of contract to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at the Company’s expected call date or have deviated from the Company’s expected call date in lengths of time that are not significant.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009. Level 3 instruments presented in the table, including credit default swaps, and certain fixed income and equity securities, were carried at fair value prior to the adoption of Topic 820.

	Total Fair Value Measurements
	Nine Months Ended September 30, 2009
	(Dollars in thousands)
	Fixed Income Securities	Equity Securities	Credit Default Swaps (liabilities)
Level 3 Instruments Only

Balance, January 1, 2009	3,441	4,464	(54,542)
Total gains or (losses)
Included in earnings (1)	(265)	(118)	24,007
Included in other comprehensive income (2)	—	—	(1,401)
Purchase, issuance and settlements (3)	—	—	(5,122)

Balance, September 30, 2009	$3,176	$4,346	$(37,058)

	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Balance, January 1, 2008	$3,704	$5,706	$(26,921)
Total gains or (losses)
Included in earnings (1)	(204)	(1,242)	439
Included in other comprehensive income (2)	—	—	1,049
Purchase, issuance and settlements (3)	—	—	(12,937)

Balance, September 30, 2008	$3,500	$4,464	$(38,370)

(1)	The combined losses on equity and fixed income securities of $0.4 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively, are included in net investment income in the Company’s consolidated statement of operations. The gain on credit default swaps of $24.0 million and $0.4 million for the nine months ended September 30, 2009 and 2008, respectively, is included in other income in the Company’s consolidated statement of operations.
(2)	The loss on credit default swaps of $1.4 million and the gain on credit default swaps of $1.0 million for the nine months ended September 30, 2009 and 2008, respectively is a result of the translation from the Euro to the U.S. dollar and is included in other comprehensive income.
(3)	The purchase, issuance and settlements of $5.1 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of September 30, 2009, no tax issues from the most recently closed or pending IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2009, the Company had committed to fund, if called upon to do so, $2.9 million of additional equity in certain limited partnership investments. The Company is under no obligation to fund FGIC or RAM Re, two unconsolidated equity investees.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of September 30, 2009, the $22.7 million deposit is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves on the Company’s consolidated balance sheet.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, upon certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of September 30, 2009, PMI Europe posted collateral of $28.1 million on credit default swap transactions accounted for as derivatives and $27.5 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $55.6 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at September 30, 2009.

NOTE 11. COMPREHENSIVE INCOME (LOSS)

The following table shows the components of comprehensive loss for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net loss	$(93,232)	$(229,413)	$(431,143)	$(749,663)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the year, net of tax benefit	99,749	(43,785)	145,773	(148,404)
Less: realized investment gains (losses), net of tax expense (benefit)	8,486	(32,448)	20,164	(14,297)

Change in unrealized gains (losses) arising during the period, net of tax expense (benefit) of $48,617, $(13,860), $60,964 and $(73,821), respectively	91,263	(11,337)	125,609	(134,107)
Defined benefit pension plans, net of tax expense of $0	—	—	—	2,147

Accretion of cash flow hedges, net of tax expense of $54, $161, $54 and $161, respectively	100	100	298	298

Foreign currency translation adjustments
Total change in unrealized gains on foreign currency translation, net of taxes of $2,146, $0, $4,655 and $0, respectively	3,980	(320,010)	3,380	(223,114)

Other comprehensive income (loss)	95,343	(331,247)	129,287	(354,776)

Comprehensive income (loss)	$2,111	$(560,660)	$(301,856)	$(1,104,439)

The changes in unrealized gains/losses in the third quarter and first nine months of 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the securities markets as well as other market driven factors. The changes in unrealized gains/losses in the third quarter and first nine months of 2008 were primarily due to widening market spreads principally in the U.S fixed income portfolio and the preferred securities portfolio. The changes in foreign currency translation adjustments for the third quarter and first nine months of 2009 were due primarily to strengthening of the Euro spot exchange rate relative to the U.S. dollar. The changes in foreign currency translation adjustments for the third quarter and first nine months of 2008 were due primarily to the recognition of approximately $124.1 million of accumulated currency translation gains in connection with the write down of PMI Australia and PMI Asia to fair value, less costs to sell.

The following table shows the accumulated balances for each component of accumulated other comprehensive (loss) income for the periods ended September 30, 2009 and 2008:

	Unrealized gains on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, January 1, 2008	$36,658	$2,722	$(5,350)	$281,047	$315,077
Current period change	(134,107)	2,147	298	(223,114)	(354,776)

Balance, September 30, 2008	$(97,449)	$4,869	$(5,052)	$57,933	$(39,699)

Balance, January 1, 2009	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	125,609	—	298	3,380	129,287

Balance, September 30, 2009	$60,494	$(13,871)	$(4,654)	$51,639	$93,608

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Pension benefits
Service cost	$2,209	$2,753	$4,096	$7,314
Interest cost	1,436	1,950	3,140	5,241
Expected return on plan assets	(567)	(2,969)	(1,637)	(7,294)
Amortization of prior service cost	(431)	(618)	(842)	(1,452)
Recognized net actuarial loss	612	295	1,683	452
SERP settlement	—	1,491	970	1,491

Net periodic benefit cost	$3,259	$2,902	$7,410	$5,752

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$106	$101	$305	$350
Interest cost	298	232	757	574
Amortization of prior service cost	(212)	(298)	(490)	(652)
Recognized net actuarial loss	97	164	367	328

Net periodic post-retirement benefit cost	$289	$199	$939	$600

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (the “Program”). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI did not incur any expenses in the third quarter of 2009 as a result of this Program. PMI incurred expenses of $33.1 million in 2008 as a result of this Program, primarily in the fourth quarter of 2008. In 2008, the

Company contributed $41.0 million to its Retirement Plan, which exceeded the maximum deductible limit of $17.0 million. In the third quarter of 2009, the Company received approval from the IRS to have the nondeductible portion of approximately $24.0 million refunded to the Company to avoid excise tax penalties. This amount was returned to the Company in the third quarter of 2009. The Company contributed an additional $9.1 million to the Retirement Plan in the third quarter of 2009, which brought the Retirement Plan to 100% of the funding level as of December 31, 2008. The Company generally makes contributions that are sufficient to fully fund its actuarially determined costs.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the period ended are as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$133,260	$64,901
Discount on loss reserves	35,114	28,350
Unearned premium reserves	4,491	5,762
Unrealized net losses on investments	—	67,263
Basis difference on investments in unconsolidated subsidiaries	245,339	245,339
Pension costs and deferred compensation	20,686	20,604
Contingency reserve deduction, net of tax and loss bonds	—	182
Foreign net operating loss	11,196	3,882
Basis difference in foreign subsidiaries	21,739	16,834
Other assets	22,177	11,613

Total deferred tax assets	494,002	464,730

Deferred tax liabilities:
Deferred policy acquisition costs	14,237	11,311
Unrealized net gains on investments	10,385	—
Unrealized net gains on debt	55,869	72,857
Software development costs	11,217	18,906
Equity in earnings from unconsolidated subsidiaries	28,690	32,453
Contingency reserve deduction, net of tax and loss bonds	8,068	—
Other liabilities	4,830	6,378

Total deferred tax liabilities	133,296	141,905

Net deferred tax asset	360,706	322,825
Valuation allowance	(252,949)	(174,641)

Net deferred tax asset	$107,757	$148,184

As of September 30, 2009, a tax valuation allowance of $252.9 million was recorded against a $324 million deferred tax asset primarily related to the unrealized losses associated with FGIC and RAM Re in excess of the Company’s tax basis, foreign and California net operating losses and certain foreign tax credits. The Company did not record a valuation allowance against the remaining deferred tax assets as it is management’s expectation that these will “more likely than not” be utilized. Additional benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

In accordance with Topic 740, the Company has recorded a contingent liability of $2.9 million as of September 30, 2009, which, if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $2.8 million had been accrued as of December 31, 2008.

When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company incurred net interest and penalties of $0.3 million in the first nine months of 2009. A contingent liability of $0.2 million was reversed during the third quarter of 2009 based on the closing of the statute of limitations and the conclusion of certain audits. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
California	From 2004 to present
Ireland	From 2005 to present
Canada	From 2006 to present

As of September 30, 2009, there were no positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

As of September 30, 2009, the Company is subject to federal examination in the U.S. from 2005 through the present. In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2004 in 2008.

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

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Premiums written
Direct	$205,283	$222,691	$641,362	$724,613
Assumed	17	2,461	(1,091)	13,528
Ceded	(37,938)	(48,655)	(118,339)	(146,789)

Net premiums written	$167,362	$176,497	$521,932	$591,352

Premiums earned
Direct	$214,373	$229,738	$664,129	$740,038
Assumed	590	3,833	2,430	10,212
Ceded	(38,391)	(49,990)	(120,293)	(148,213)

Net premiums earned	$176,572	$183,581	$546,266	$602,037

Losses and loss adjustment expenses
Direct	$423,446	$466,441	$1,449,927	$1,858,347
Assumed	(33)	3,695	(87)	7,670
Ceded	(86,635)	(87,447)	(249,274)	(371,210)

Net losses and LAE	$336,778	$382,689	$1,200,566	$1,494,807

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 99.9 % of total ceded premiums written for both the three and nine months ended September 30, 2009, respectively, compared to 93.9% and 93.6% for the corresponding periods in 2008. The Company recorded $659.4 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of September 30, 2009, compared to $482.7 million as of December 31, 2008. As of September 30, 2009 and December 31, 2008, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $920.7 million and $860.1 million, respectively. As of September 30, 2009, overall assumed premium for the nine months ended September 30, 2009 was negative due to the restructuring of a contract in our European operations and a contract in our U.S. Mortgage Insurance Operations that resulted in a reversal of approximately $1.3 million and $1.0 million, respectively, in the second quarter of 2009.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	September 30, 2009			December 31, 2008
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$160,000	$160,000	$153,027
6.625% Senior Notes, due September 15, 2036 (1)	150,000	81,414	81,414	77,144
Revolving Credit Facility (1)	124,750	124,988	124,750	200,000
8.309% Junior Subordinated Debentures, due February 1, 2027 (1)	51,593	20,960	51,593	51,593

Total debt	$576,343	$387,362	$417,757	$481,764

(1)	The fair values and carrying values of the Company’s 6.000% Senior Notes, 6.625% Senior Notes and Revolving Credit Facility at September 30, 2009 include accrued interest.

In considering the initial adoption of the fair value option, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

The Company amended its revolving credit facility (the “credit facility” or “facility”) effective May 29, 2009 following the satisfaction of certain conditions precedent agreed upon between the Company and the lenders under the facility on May 8, 2009. Amongst other things, the amended credit facility reduced the facility size to a maximum of $125 million and eliminated certain financial covenants and events of default previously contained in the facility (including the elimination of the maximum debt to total capitalization percentage covenant, the maximum risk to capital ratio covenant, and the financial strength ratings event of default). The amended credit facility requires a minimum Adjusted Consolidated Net Worth (as defined in the facility) of at least $700 million through December 31, 2009, and at least $500 million from January 1, 2010 through the facility’s October 24, 2011 maturity date. The amended facility also contains restrictions on, among other things, asset dispositions, dividends and investments. While the Company is generally permitted under the amended facility to make additional investments in the Company’s reinsurance subsidiaries, the Company’s ability to make additional investments in PMI Mortgage Insurance Co. (“MIC”) and MIC’s subsidiaries is subject to dollar limitations.

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

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended September 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$173,537	$3,031	$—	$4	$176,572
Net investment income (loss)	26,478	(849)	—	351	25,980
Net realized investment gains (losses)	11,828	94	—	(1)	11,921
Change in fair value of certain debt instruments	—	—	—	3,125	3,125
Net gains from credit default swaps	—	9,248	—	—	9,248
Other income	1	7	—	5	13

Total revenues	211,844	11,531	—	3,484	226,859

Losses and expenses
Losses and loss adjustment expenses	334,593	2,185	—	—	336,778
Amortization of deferred policy acquisition costs	3,837	314	—	—	4,151
Other underwriting and operating expenses	30,437	2,073	—	2,059	34,569
Interest expense	12	—	—	9,326	9,338

Total losses and expenses	368,879	4,572	—	11,385	384,836

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(157,035)	6,959	—	(7,901)	(157,977)
Equity in losses from unconsolidated subsidiaries	(4,268)	—	—	(109)	(4,377)

(Loss) income from continuing operations before income taxes	(161,303)	6,959	—	(8,010)	(162,354)
Income tax benefit from continuing operations	(50,683)	(20,431)	—	(3,320)	(74,434)

(Loss) income from continuing operations	(110,620)	27,390	—	(4,690)	(87,920)

Loss from discontinued operations, net of taxes	—	(5,312)	—	—	(5,312)

Net (loss) income	$(110,620)	$22,078	$—	$(4,690)	$(93,232)

	Three Months Ended September 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$179,795	$3,776	$—	$10	$183,581
Net investment income	29,331	3,858	—	3,136	36,325
Net realized investment (losses) gains	(50,800)	1,885	—	(988)	(49,903)
Change in fair value of certain debt instruments	—	—		66,283	66,283
Impairment of unconsolidated subsidiaries	—	—	(2,887)	—	(2,887)
Net loss from credit default swaps	—	(9,911)	—	—	(9,911)
Other (loss) income	(190)	(23)	—	2,186	1,973

Total revenues (expenses)	158,136	(415)	(2,887)	70,627	225,461

Losses and expenses
Losses and loss adjustment expenses	348,201	34,488	—	—	382,689
Amortization of deferred policy acquisition costs	3,387	1,568	—	—	4,955
Other underwriting and operating expenses	24,633	13,048	—	21,731	59,412
Interest expense	53	—	—	11,370	11,423

Total losses and expenses	376,274	49,104	—	33,101	458,479

(Loss) income before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(218,138)	(49,519)	(2,887)	37,526	(233,018)
Equity in (losses) earnings from unconsolidated subsidiaries	(85)	—	9,340	(152)	9,103

(Loss) income from continuing operations before income taxes	(218,223)	(49,519)	6,453	37,374	(233,915)
Income tax (benefit) expense from continuing operations	(81,108)	(3,510)	—	10,012	(74,606)

(Loss) income from continuing operations	(137,115)	(46,009)	6,453	27,362	(149,309)

(Loss) income from discontinued operations, net of taxes	—	(80,541)	437	—	(80,104)

Net (loss) income	$(137,115)	$(126,550)	$6,890	$27,362	$(229,413)

	Nine Months Ended September 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$537,329	$8,918	$—	$19	$546,266
Net investment income	83,177	3,471	—	3,053	89,701
Net realized investment gains (losses)	31,223	(1,942)	—	(19)	29,262
Change in fair value of certain debt instruments	—	—	—	(17,478)	(17,478)
Net gain from credit default swaps	—	24,007	—	—	24,007
Other (loss) income	(37)	(14)	—	2,379	2,328

Total revenues (expenses)	651,692	34,440	—	(12,046)	674,086

Losses and expenses
Losses and loss adjustment expenses	1,191,268	9,298	—	—	1,200,566
Amortization of deferred policy acquisition costs	10,294	955	—	—	11,249
Other underwriting and operating expenses	96,738	8,773	—	8,831	114,342
Interest expense	44	—	—	32,877	32,921

Total losses and expenses	1,298,344	19,026	—	41,708	1,359,078

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(646,652)	15,414	—	(53,754)	(684,992)
Equity in losses from unconsolidated subsidiaries	(7,783)	—	—	(432)	(8,215)

(Loss) income from continuing operations before income taxes	(654,435)	15,414	—	(54,186)	(693,207)

Income tax benefit from continuing operations	(240,472)	(5,254)	—	(21,673)	(267,399)

(Loss) income from continuing operations	(413,963)	20,668	—	(32,513)	(425,808)

Loss from discontinued operations, net of taxes	—	(5,335)	—	—	(5,335)

Net (loss) income	$(413,963)	$15,333	$—	$(32,513)	$(431,143)

	Nine Months Ended September 30, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$591,254	$10,750	$—	$33	$602,037
Net investment income	86,586	12,387	—	7,835	106,808
Net realized investment (losses) gains	(22,149)	1,174	—	(1,002)	(21,977)
Change in fair value of certain debt instruments	—	—	—	111,948	111,948
Impairment of unconsolidated subsidiary	—	—	(90,868)	—	(90,868)
Net gain from credit default swaps	—	439	—	—	439
Other (loss) income	(357)	28	—	8,748	8,419

Total revenues (expenses)	655,334	24,778	(90,868)	127,562	716,806

Losses and expenses
Losses and loss adjustment expenses	1,437,710	57,097	—	—	1,494,807
Amortization of deferred policy acquisition costs	11,457	2,316	—	—	13,773
Other underwriting and operating expenses	71,131	27,687	—	61,159	159,977
Interest expense	114	—	—	29,584	29,698

Total losses and expenses	1,520,412	87,100	—	90,743	1,698,255

(Loss) income before equity in earnings (losses) from unconsolidated subsidiaries and income taxes	(865,078)	(62,322)	(90,868)	36,819	(981,449)

Equity in earnings (losses) from unconsolidated subsidiaries	5,781	—	(51,217)	(394)	(45,830)

(Loss) income from continuing operations before income taxes	(859,297)	(62,322)	(142,085)	36,425	(1,027,279)

Income tax (benefit) expense from continuing operations	(323,846)	(5,506)	(1,244)	9,512	(321,084)

(Loss) income from continuing operations	(535,451)	(56,816)	(140,841)	26,913	(706,195)

Loss from discontinued operations, net of taxes	—	(20,855)	(22,613)	—	(43,468)

Net (loss) income	$(535,451)	$(77,671)	$(163,454)	$26,913	$749,663

	September 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,350,003	$221,569	$—	$86,754	$3,658,326
Investments in unconsolidated subsidiaries	132,025	—	—	14,999	147,024
Reinsurance recoverables	659,356	—	—	—	659,356
Deferred policy acquisition costs	40,677	1,589	—	—	42,266
Property, equipment and software, net of accumulated depreciation and amortization	40,567	38	—	73,146	113,751
Other assets (liabilities)	289,999	12,405	70,696	(57,805)	315,295

Total assets	$4,512,627	$235,601	$70,696	$117,094	$4,936,018

Liabilities
Reserve for losses and loss adjustment expenses	$3,138,261	$36,766	$—	$—	$3,175,027
Unearned premiums	67,286	19,797	—	5	87,088
Debt	—	—	—	417,757	417,757
Other liabilities (assets)	274,786	58,908	—	(60,656)	273,038

Total liabilities	3,480,333	115,471	—	357,106	3,952,910
Shareholders’ equity (deficit)	1,032,294	120,130	70,696	(240,012)	983,108

Total liabilities and shareholders’ equity	$4,512,627	$235,601	$70,696	$117,094	$4,936,018

	December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Financial Guaranty	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,184,751	$264,322	$—	$255,835	$3,704,908
Investments in unconsolidated subsidiaries	135,082	—	—	15,295	150,377
Reinsurance recoverables	482,678	—	—	—	482,678
Deferred policy acquisition costs	32,317	2,474	—	—	34,791
Property, equipment and software, net of accumulated depreciation and amortization	54,230	948	—	76,033	131,211
Other assets (liabilities)	262,166	14,424	70,696	(26,852)	320,434

Total assets	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

Liabilities
Reserve for losses and loss adjustment expenses	$2,624,504	$84,782	$—	$—	$2,709,286
Unearned premiums	86,187	25,449	—	20	111,656
Debt	—	—	—	481,764	481,764
Other liabilities (assets)	190,348	78,436	—	(25,316)	243,468

Total liabilities	2,901,039	188,667	—	456,468	3,546,174
Shareholders’ equity (deficit)	1,250,185	93,501	70,696	(136,157)	1,278,225

Total liabilities and shareholders’ equity	$4,151,224	$282,168	$70,696	$320,311	$4,824,399

NOTE 17. DISCONTINUED OPERATIONS

During the third quarter of 2008, PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
PMI Australia	$—	$(4,450)	$—	$50,028
PMI Asia	—	4,399	—	9,607
PMI Guaranty	—	437	—	(22,613)

Income from discontinued operations	$—	$386	$—	$37,022
Loss from sale of discontinued operations, net of taxes	(5,312)	(80,490)	(5,335)	(80,490)

Total loss from discontinued operations	$(5,312)	$(80,104)	$(5,335)	$(43,468)

In the first nine months of 2009, the Company recorded certain reconciliation adjustments related to the sale of PMI Australia and PMI Asia. The adjustments were to reconcile certain estimates that were made during the closing of the transaction.

Summarized below are the overall operating components for each entity, as well as certain asset and liability information.

Sale of PMI Australia – On October 22, 2008, the Company completed the sale of PMI Australia and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note receivable (“QBE Note”) in the principal amount of approximately $187 million. The actual amount owed under the QBE Note is subject to reductions to the extent (i) performance of PMI Australia’s existing insurance portfolio as of September 30, 2008 does not achieve specified targets and (ii) PMI is required to satisfy certain warranty claims. The Company currently does not record any statutory or GAAP value with respect to the QBE Note due to the contingencies discussed above.

The following table represents PMI Australia’s results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, which were recorded as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Premiums earned	$—	$45,159	$—	$141,234
Net investment (loss) income	—	(13,820)	—	38,863
Other income (loss)	—	333	—	(359)

Total revenues	—	31,672	—	179,738
Losses and loss adjustment expenses	—	23,765	—	66,728
Other underwriting and operating expenses	—	14,234	—	41,427

(Loss) income before income taxes from discontinued operations	—	(6,327)	—	71,583
Income tax (benefit) expense	—	(1,877)	—	21,555

(Loss) income from discontinued operations	$—	$(4,450)	$—	$50,028

Loss on impairment of discontinued operations before income tax	—	(22,819)	—	(22,819)
Income tax expense	6,594	40,415	6,594	40,415

Loss from impairment of PMI Australia	$(6,594)	$(63,234)	$(6,594)	$(63,234)

In the third quarter of 2009, the Company recorded tax expense of $6.6 million due to a refinement of the tax estimate associated with the sale of PMI Australia.

Sale of PMI Asia — On December 17, 2008, the Company completed the sale of PMI Asia and received approximately $51.6 million in cash equal to 92.5% of PMI Asia’s book value as of June 30, 2008. The following table represents PMI Asia’s results of operations, which were recorded as discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Total revenues	$—	$5,669	$—	$13,320
Losses, loss adjustment expenses and other underwriting and operating expenses	—	872	—	2,502

Income before income taxes from discontinued operations	—	4,797	—	10,818
Income tax expense	—	398	—	1,211

Income from discontinued operations	$—	$4,399	$—	$9,607

Loss on impairment of discontinued operations before income tax	—	(15,376)	(23)	(15,376)
Income tax (benefit) expense	(1,282)	1,880	(1,282)	1,880

Gain (loss) from impairment of PMI Asia	$1,282	$(17,256)	$1,259	$(17,256)

In the third quarter of 2009, the Company recorded a tax benefit of $1.3 million due to a refinement of the tax estimate associated with the sale of PMI Asia.

Discontinued Operations of PMI Guaranty — PMI Guaranty has completed its runoff activities, and is reported as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter and nine months ended September 30, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

The results of operations of PMI Guaranty are as follows for the periods indicated:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
Premiums earned	$832	$2,124
Net investment income	592	196
Losses and LAE	90	29,856
Other underwriting and operating expenses	590	9,014

Income (loss) before income taxes from discontinued operations	744	(36,550)
Income tax expense (benefit)	307	(13,937)

Total income (loss) from discontinued operations	$437	$(22,613)

NOTE 18. EXIT AND DISPOSAL ACTIVITIES

In the fourth quarter of 2008, the Company undertook initiatives to reduce and manage its expenses to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118

Exit costs incurred
Severance	1,014	—	1,014
Lease termination and fixed asset disposal	400	1,757	2,157
Other	32	—	32

Total incurred	1,446	1,757	3,203
Exit costs payments
Severance	(2,308)	(2,126)	(4,434)
Fringe benefits	—	(36)	(36)
Lease termination and fixed asset disposal	—	(1,757)	(1,757)
Other	(141)	(265)	(406)

Total payments	(2,449)	(4,184)	(6,633)

Balance at September 30, 2009	$1,340	$348	$1,688

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from a reduction in force due to both involuntary terminations and the Voluntary Early Retirement Program (the “Program”) in the fourth quarter of 2008. The expenses in the International Operations’ segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe. The additions in the first nine months of 2009 are related to the termination of contract underwriting services announced in the first quarter of 2009 and effective April 2009 and fixed asset dispositions. Exit costs incurred to date were $19.2 million which consisted primarily of severance and related costs.

NOTE 19. SUBSEQUENT EVENTS

In accordance with Topic 855, the Company has evaluated subsequent events through November 6, 2009, the date on which the Company’s consolidated financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories and cure rates of our various insurance subsidiaries, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, the make-up of our various insurance portfolios, the impact of market conditions and rising unemployment, liquidity, capital requirements and initiatives, regulatory and contractual capital adequacy requirements, potential legislative changes, potential discretionary regulatory decisions by insurance regulators, captive reinsurance agreements, restructuring opportunities associated with our modified pool policies, fair value of certain debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios and potential litigation. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise indicated, discussion under items captioned as “revenues” and “expenses” and other matters in this Management’s Discussion and Analysis as well as in our consolidated financial statements relates only to continuing operations.

Financial Results for the Quarter and Nine Months Ended September 30, 2009

For the quarter and nine months ended September 30, 2009, we recorded consolidated net losses of $93.2 million and $431.1 million, respectively, compared to consolidated net losses of $229.4 million and $749.7 million for the corresponding periods in 2008. The decreases in our consolidated net losses in the quarter and nine months ended September 30, 2009 compared to the corresponding periods in 2008 were primarily due to lower levels of losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations in 2009 and net realized investment losses in 2008. Our consolidated net losses in the quarter and nine months ended September 30, 2009 were primarily driven by U.S. Mortgage Insurance Operations’ continued high losses and LAE and decreases in U.S. Mortgage Insurance Operations’ premiums earned and investment income. Our consolidated net losses in the quarter and nine months ended September 30, 2008 were driven by losses and LAE in our U.S. Mortgage Insurance Operations, net realized investment losses, and losses in our Financial Guaranty segment. Our Financial Guaranty segment’s net losses for the third quarter and first nine months of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty, equity in losses from RAM Re in the second quarter of 2008 and the impairment of our investment in FGIC in the first quarter of 2008. Our consolidated net losses in the quarter and nine months ended September 30, 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

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

•

U.S. Mortgage Insurance Operations. We offer mortgage insurance products in the U.S. that enable borrowers to buy homes with low down payment mortgages. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in (losses) earnings from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). U.S. Mortgage Insurance Operations recorded net losses of $110.6 million and $414.0 million for the quarter and nine months ended September 30, 2009, respectively, compared to net losses of $137.1 million and $535.5 million for the corresponding periods of 2008.

•

International Operations. Our International Operations segment includes the results of PMI Mortgage Insurance Company Limited (collectively, with our other European subsidiaries, “PMI Europe”) and our wholly owned Canadian subsidiary, PMI Canada, neither of which is writing new business. We completed the sales of PMI Australia and PMI Asia in the fourth quarter of 2008. The results from PMI Australia and PMI Asia are reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for the quarter and nine months ended September 30, 2008. In our International segment, net income from the continuing operations of PMI Europe and PMI Canada were $27.4 million and $20.7 million for the quarter and nine months ended September 30, 2009, respectively, compared to net losses of $46.0 million and $56.8 million for the corresponding periods in 2008.

•

Financial Guaranty. Our Financial Guaranty segment includes our investment in RAM Holdings Ltd., whose wholly-owned subsidiary, RAM Reinsurance Company, Ltd., or RAM Re, is a financial guaranty reinsurer, and our investment in FGIC Corporation, whose wholly-owned subsidiary, Financial Guaranty Insurance Company (collectively, “FGIC”), is a financial guarantor. FGIC has ceased and RAM Re is not currently writing new business. Effective December 31, 2008, we merged the assets and liabilities of our wholly-owned surety company, PMI Guaranty Co. (“PMI Guaranty”) into PMI. The results of operations of PMI Guaranty are reported as discontinued operations in our Financial Guaranty segment and in the consolidated statement of operations for all periods presented. Our Financial Guaranty segment did not generate income or losses for the quarter or nine months ended September 30, 2009, respectively, compared to net income of $6.5 million and a net loss of $140.8 million for the corresponding periods in 2008.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations (which were discontinued in April 2009), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses of $4.7 million and $32.5 million for the quarter and nine months ended September 30, 2009, respectively, compared to net income of $27.4 million and $26.9 million for the quarter and nine months ended September 30, 2008.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Capital Constraints, Initiatives and Requirements. Rising unemployment rates in the United States and ongoing weakness in U.S. credit, capital, residential mortgage, and housing markets continue to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI continues to experience elevated losses, which we expect to continue throughout 2009 and 2010. These losses have reduced, and will continue to reduce, PMI’s net assets. Partially in response to PMI’s increased losses and reduced capital, Standard & Poor’s, Moody’s and Fitch each lowered its insurer financial strength rating on PMI from “AA” or equivalent to “BB-”, “Ba3” and “BB”, respectively. On October 27, 2009, Standard & Poor’s announced that, due to a longer than expected loss cycle, it was placing the ratings of several mortgage insurers, including PMI, on “CreditWatch”. Because of rating agency actions in 2008, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster PMI’s financial strength. To date, each of the GSEs has continued to treat PMI as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat PMI as an eligible mortgage insurer.

We believe that we will continue to incur and pay material losses. The ultimate amount of losses will depend in part on general economic conditions and other factors, including the health of credit markets, home price fluctuations and unemployment rates. We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including, restructuring certain pool contracts, debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ current and/or future books of business, potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP) and/or other capital relief initiatives at PMI.

We completed the following capital relief initiatives which positively impacted MIC’s statutory capital as of September 30, 2009:

Interaffiliate Excess of Loss Reinsurance Agreements — Effective September 30, 2009, MIC entered into three excess of loss reinsurance agreements with three affiliated reinsurance companies. In aggregate, the agreements provide MIC with a layer of risk remote reinsurance of MIC’s 2007 non-delinquent risk-in-force as of September 30, 2009, subject to potential adjustment each quarter based on the affiliate’s risk-to-capital ratios. By entering into the agreements, MIC’s excess minimum policyholders position increased by approximately $41 million as of September 30, 2009.

Modified Pool Restructuring — In the third quarter of 2009, the restructuring (including commutation and other restructuring) of certain modified pool policies discussed below resulted in the acceleration of claims paid at a discount of the reserves established on such modified pool policies and the release of loss reserves, which resulted in positive statutory capital benefits to MIC and PMI Insurance Co. (“PIC”).

In addition to these initiatives, TPG expects to contribute 100% of the common stock of PIC owned by it to our main operating company, MIC. TPG will conclude this contribution upon notice of non-objection from the applicable insurance department and we have been informed by that department that the notice is forthcoming. We expect this contribution will increase MIC’s excess above minimum policyholders position by approximately $92 million. As this contribution remains, among other things, subject to receipt of the notice of non-objection, there can be no assurance that TPG will consummate this transaction.

Unless we raise substantial additional capital or achieve significant additional statutory capital relief, PMI’s policyholders position will decline and risk-to-capital ratio will increase beyond levels necessary to meet regulatory capital adequacy requirements, which could occur as early as the fourth quarter of 2009. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders position or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum, as applicable. In certain of those states, the applicable regulations require a mortgage insurer to immediately cease writing new business if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. North Carolina, Arizona and California recently adopted legislation giving the respective state’s insurance regulators such discretion. North Carolina’s new law was effective July 1, 2009, Arizona’s new law is effective November 24, 2009 and California’s new law is effective January 1, 2010. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers. We and other mortgage insurers continue to discuss with those states that have regulations requiring a mortgage insurer to immediately cease writing new business if capital adequacy requirements are not met the potential adoption of legislation similar to the new laws enacted in Arizona, California and North Carolina.

PMI’s principal regulator is the Arizona Department of Insurance (the “Department”). In part in anticipation of the legislative change effective in the fourth quarter of 2009 in Arizona, the Department notified PMI in the third quarter of its intent to conduct a limited scope examination to determine, among other things, whether to exercise discretion and permit PMI to continue writing new business in the event PMI fails to maintain Arizona’s minimum policyholders position. In response to the Department’s examination, PMI has provided extensive information to the Department relating to its capital, risk-in-force, loss reserves, claims procedures, underwriting, liquidity and investments. We believe that the Department currently intends to conclude its limited scope examination in the fourth quarter of 2009. If we fail to meet the minimum policyholders position required by Arizona law and the Department does not exercise its discretion to permit PMI to continue writing new business, we would be required to suspend writing new business in all states. Even if Arizona were to permit PMI to continue writing new business, other states could require PMI to cease new business writings if we fail to maintain the applicable capital adequacy requirements.

We are in discussions with one state regarding its interpretation of that state’s financially hazardous condition regulation generally applicable to licensed insurance companies and that state’s interpretive position that we are in violation of that regulation. There can be no assurances that we will be successful in those discussions. If we are unsuccessful in those discussions, we may be required to cease writing business in that state. Although most other states have similar financially hazardous condition regulations, no other state has taken a similar interpretive position to date.

In the event that PMI is unable to continue to write new mortgage insurance in one or more states, we are working on a plan to enable us to write new mortgage insurance in those states by an existing subsidiary of PMI, currently known as Commercial Loan Insurance Corporation (“CLIC”), to be renamed PMI Mortgage Assurance Co. (“PMAC”). PMAC is currently licensed to write insurance in all states except Connecticut, Michigan and New York. In several other states, PMAC will need to revise the line of insurance business it is authorized to transact so that it may begin writing residential mortgage guaranty insurance in those states. There is no guarantee that PMAC will be able to obtain insurance licenses in Connecticut, Michigan or New York or revise its existing licenses in other impacted states. In addition, among other things, before PMAC can begin writing new business, the Arizona and Wisconsin Departments of Insurance must approve its redomestication from Wisconsin to Arizona, the Arizona Department and/or the GSEs may require, or require approval for, a capital contribution from PMI to PMAC, and the GSEs must approve PMAC as an eligible mortgage insurer. We have had preliminary discussions with the Arizona and Wisconsin Departments of Insurance and the GSEs regarding PMAC.

Especially given current and expected future market conditions, there can be no assurance that we will be able to raise any additional capital or achieve statutory capital relief, either on acceptable terms and in a timely manner, or at all. Moreover, there can be no assurances that the Arizona Department will exercise its discretion to permit PMI to continue writing business if we fail to satisfy applicable capital adequacy requirements or that our plan to write new mortgage insurance in certain states through PMAC will be successful. See Part II, Item 1A. Risk Factors — Unless we raise capital or achieve significant capital relief, PMI likely will fail to meet various capital adequacy requirements and could be required to cease writing new business and be subject to the terms of its runoff support agreement with Allstate and There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

•

Losses and LAE. PMI’s losses and LAE were $334.6 million and $1.2 billion in the quarter and nine months ended September 30, 2009, respectively, compared to $348.2 million and $1.4 billion in the corresponding periods in 2008. In the third quarter of 2009, PMI’s net loss reserves decreased by $104.3 million. The decrease in net loss reserves was primarily due to the restructuring of certain modified pool policies (discussed under Modified Pool below), which was partially offset by loss reserve increases as a result of increases in PMI’s primary and modified pool default inventories. For the first nine months of 2009, net loss reserves increased by $337.1 million as a result of increases in PMI’s primary and modified pool default inventories (discussed under Defaults below), and higher claim rates and claim sizes in our modified pool portfolio (discussed under Modified Pool below), partially offset by reserve releases related to the restructuring of modified pool policies. PMI’s losses and LAE will be negatively affected if notices of default, claim rates and/or claim sizes increase. Changes, or lack of improvement, in economic conditions, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. In the third quarter of 2009, PMI made accelerated claim payments of $234.3 million in connection with the restructuring of certain modified pool policies discussed below. Excluding these payments, claim and LAE payments were $204.6 million and $619.9 million in the third quarter and first nine months of 2009, respectively, compared to $210.3 million and $577.9 million in the third quarter and first nine months of 2008. We expect to continue to pay elevated levels of claim payments and LAE during the remainder of 2009 and 2010.

•

Defaults. PMI’s primary default inventory increased to 141,261 as of September 30, 2009 from 109,580 as of December 31, 2008 and 93,670 as of September 30, 2008. PMI’s primary default rate increased to 19.5% as of September 30, 2009 from 14.1% as of December 31, 2008 and from 12.1% as of September 30, 2008. PMI’s modified pool default inventory increased to 47,380 as of September 30, 2009 from 46,600 as of December 31, 2008 and 38,973 as of September 30, 2008. PMI’s modified pool default rate increased to 24.0% as of September 30, 2009 from 17.6% as of December 31, 2008 and 14.31% as of September 30, 2008. The increases in the default rates are due to the combined effect of higher default inventories and fewer policies in force. We expect PMI’s primary and modified pool default inventories and default rates to remain at elevated levels through 2009 and into 2010. The increases in PMI’s default inventories and default rates in the first nine months of 2009 were driven by a number of factors including:

Declining Home Prices and Rising Unemployment — Rising unemployment has made it significantly more difficult for many borrowers to remain current on their mortgage payments, while declining home prices have reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventories and default rates.

Decline in Cure Rate — The percentage of defaults that cure has declined primarily due to rising unemployment, diminished refinancing opportunities and implementation of the U.S. Treasury’s Home Affordable Modification Program (“HAMP”). Typically, with a traditional loan modification, a loan default is cured within a relatively short time period after the modification is approved. For loans approved for HAMP modifications, however, the borrower is subject to 90 to 150 days trial period, during which the borrower must adhere to the trial modification plan in order to complete the modification process. Certain loans in PMI’s default inventory have entered the HAMP trial period. We do not remove from PMI’s inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured. The decline in PMI’s cure rate has been partially offset by loss mitigation efforts unrelated to HAMP and by increased rescissions of insurance written in prior periods.

Alt-A Loans — We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. We eliminated Alt-A loan eligibility in 2008 through the implementation of tighter underwriting guidelines. Due primarily to commitments issued prior to our elimination of Alt-A loan eligibility, we had an immaterial amount of new insurance written (“NIW”) on Alt-A loans in the third quarter and first nine months of 2009, compared to 0.5% and 7.0% of NIW in the corresponding periods in 2008. Risk in force from Alt-A loans represented 17.3% of PMI’s primary risk in force as of September 30, 2009 compared to 18.8 % as of December 31, 2008 and 20.0% as of September 30, 2008. The primary default rate for Alt-A loans was 41.3% as of September 30, 2009 compared to 30.6% as of December 31, 2008 and 25.8% as of September 30, 2008. The modified pool default rate for Alt-A loans was 28.4% as of September 30, 2009 compared to 19.4% as of December 31, 2008 and 15.0% as of September 30, 2008.

Above-97s — PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”, in its flow and structured channels. Prior to 2009, we stopped insuring Above-97s, and, as a result, none of our total primary NIW for the quarter and first nine months of 2009 consisted of Above-97s, compared to 0.1% and 6.4% for the corresponding periods in 2008. As of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%. As of September 30, 2009, risk in force from Above-97s in all book years represented 20.5% of PMI’s primary risk in force compared to 22.6% as of September 30, 2008. As of September 30, 2009, of the 20.5% of PMI’s primary risk in force consisting of Above-97s, approximately half was from our 2007 book year. The default rate for Above-97s in PMI’s primary portfolio was 26.0% as of September 30, 2009 compared to 18.3% as of December 31, 2008 and 15.2% as of September 30, 2008.

Interest Only Loans — Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. Due to the tightening of underwriting guidelines and because interest only loan originations have substantially declined in the market, new insurance written in the third quarter and first nine months of 2009 was not material for interest only loans, compared to 4.6% and 6.4% for the corresponding periods in 2008. Risk in force from interest only loans represented 11.0% of PMI’s primary risk in force as of September 30, 2009 compared to 11.8% as of December 31, 2008 and 12.5% as of September 30, 2008. The default rate for interest only loans was 40.8% as of September 30, 2009 compared to 28.6% as of December 31, 2008 and 23.5% as of September 30, 2008.

The above categories (or risk characteristics) are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics. We expect the percentage of the above categories of loans in our portfolio to continue to decline in 2009 as a result of our underwriting guideline changes and NIW.

Geographic Factors — Declining home prices, particularly in California and Florida, and weak economic conditions in California, as well as in Michigan, Indiana, Ohio, and Illinois (the “Auto States”), have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 34.3% as of September 30, 2009 compared to 24.7% as of December 31, 2008 and 21.0% as of September 30, 2008. The default rate from Florida was 38.2% as of September 30, 2009 compared to 27.8% as of December 31, 2008 and 22.6% as of September 30, 2008. As of September 30, 2009, risk in force from Florida and California insured loans represented 10.1% and 7.7% of PMI’s primary risk in force, respectively. The default rate of the Auto States was 19.9% as of September 30, 2009 compared to 15.1% as of December 31, 2008 and 13.6% as of September 30, 2008. As of September 30, 2009, risk in force from the Auto States represented 13.4% of PMI’s primary risk in force. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool. Prior to 2008, PMI wrote modified pool policies on pools of loans which feature aggregate stop-losses and per loan coverage liability caps. In some cases, the modified pool policies also include aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk in force was $1.0 billion as of September 30, 2009 and $2.0 billion as of December 31, 2008. The $1.0 billion reduction in PMI’s modified pool risk in force in 2009 was primarily the result of increases in the loss reserves related to our modified pool portfolio. In the first nine months of 2009, we recorded additional loss reserves of approximately $146.4 million relating to our modified pool portfolio, consisting of increases to modified pool loss reserves of approximately $327.8 million in the first and second quarters of 2009, partially offset by a decrease in modified pool loss reserves in the third quarter of approximately $181.4 million. This decrease in the modified pool loss reserves in the third quarter was due to the acceleration of claim payments through the restructurings described below. The additions in the modified pool loss reserves in the first and second quarters of 2009 were driven by higher levels of defaults, larger claim sizes and higher claim rates, and relate to our deductible modified pool portfolio, which includes higher concentrations of Alt-A loans and loans originated in California and Florida. Our California and Florida portfolios are exhibiting higher than average claim rates and sizes.

The existence of stop-loss protection for PMI’s modified pool exposure results in a maximum loss amount equal to PMI’s modified pool risk-in-force. We currently expect that we will likely pay the maximum loss amount with respect to a significant percentage of our modified pool risk-in-force. As the modified pool portfolio’s 2005, 2006 and 2007 book years are likely to continue to age under severe economic conditions, we expect to record significant additional reserves in the remainder of 2009 and 2010 with respect to this portfolio. The existence of stop-loss protection and the significant reserves we have recorded and expect to record provides PMI with opportunities to work with its insured customers to restructure the risk on certain modified pool policies by negotiating early, discounted claim payments. This may particularly be the case when both parties agree on the likely amount of the ultimate contract losses and where the counterparty, rather than waiting to receive future expected claim payments, prefers to receive an acceleration of claim payments, although at a discount of the expected future claim payments for the particular pool. When we restructure our modified pool contracts at a discount to the level of our associated recorded reserves, we realize a statutory capital benefit.

In the third quarter of 2009, the restructuring of certain modified pool policies resulted in positive statutory capital benefits to PMI. In connection with the restructurings we completed in the third quarter of 2009, PMI paid the counterparties aggregate accelerated discounted claim payments of approximately $234.3 million (subject to certain adjustments). The positive impact that these restructurings had on our loss reserves for the third quarter of 2009 resulted in an estimated aggregate statutory capital benefit to PMI of approximately $77.9 million.

•

Rescission Activity. PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment or EPDs), and also investigates certain other non-EPD loans for misrepresentations, negligent underwriting and eligibility for coverage. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and

2007. We believe that mortgage investors are requiring significantly higher levels of mortgage repurchases by mortgage originators as a result of the unexpectedly high levels of fraudulent, negligent or otherwise noncompliant mortgage loan origination. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI has substantially increased in 2008 and 2009. We expect rescission levels to remain high throughout the remainder of 2009 and into 2010. In part because we believe that new EPDs have peaked and our standing inventory of EPDs is approaching its peak, we currently expect that our level of new rescissions will begin to decline modestly in 2010.

When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. As we expect rescission activity to remain at current levels through the remainder of 2009, projected future rescission activity is also materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions or future rescission activity is lower than projected, we would be required to increase loss reserves in future periods. The table below shows the aggregate risk in force of delinquent loans rescinded by PMI in each quarter:

	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Delinquent risk in force rescinded per quarter	$148.4	$170.3	$200.6	$187.6	$240.8	$95.1	$34.6

Upon receiving PMI’s notice of rescission with respect to an insured loan, the insured may seek additional information as to the bases of our rescission and/or disagree with our decision to rescind coverage. As a result of the increase in rescission activity, we are experiencing an increase in the number of such disagreements. We expect this trend to continue throughout the remainder of 2009 and 2010. If we are unsuccessful in defending our rescission decisions, we may need to re-establish loss reserves for, and would need to reassume risk on, such rescinded loans. See Part II, Item 1. Legal Proceedings and Item 1A. Risk Factors — We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves, and We are subject to heightened litigation risk related to rescissions.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. Levels of claim denials have increased in 2008 and the first nine months of 2009 and we expect that they will remain high during the remainder of 2009 and decline modestly in 2010. See Part II, Item 1A. Risk Factors — We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves. The table below shows the risk in force of claims denials in each quarter:

	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Claims denials per quarter - delinquent risk in force	$80.1	$184.8	$49.1	$39.0	$13.3	$9.7	$7.9

•

New Insurance Written (NIW). PMI’s primary NIW decreased by 81.1% in the third quarter and by 52.5% in the first nine months of 2009 compared to the corresponding periods in 2008. The decrease in PMI’s primary flow NIW in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 was principally due to PMI’s capital preservation initiatives as well as changes to PMI’s pricing and underwriting guidelines that reduce the types of loans that PMI would insure. Due to capital constraints, PMI will continue to limit NIW. PMI’s reduced levels of NIW are significantly reducing its premiums written and earned and our consolidated revenues.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 83.8% as of September 30, 2009, 82.2% as of December 31, 2008 and 81.0% as of September 30, 2008. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity in the insured market. To the extent that home prices continue to decline and residential mortgage refinance activity in the insured market remains relatively low, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate at which PMI’s existing risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates further constrain PMI’s capital position and limit its ability to write new business.

•

Other-than-Temporary Impairment of Investments. During the third quarter and first nine months of 2009, we recorded a realized loss of $0.2 million and $5.0 million, respectively, related to impairment of a municipal bond and losses on the sale of preferred securities held in our U.S. investment portfolio. The decline in the value of the municipal bond was due to increased credit risk of the issuer and the uncertainty for our cost recovery in the event of a default or refinancing. The decline in the value of the preferred securities was due to stress in the capital markets. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

International Operations. Factors affecting the financial performance of our International Operations segment include:

PMI Europe. PMI Europe recorded net income of $27.9 million and $21.2 million in the third quarter and first nine months of 2009, respectively, compared to net losses of $44.5 million and $52.6 million for the corresponding periods in 2008. The net income for the third quarter of 2009 was primarily due to a refinement to the Company’s tax basis in connection with the filing of our tax return, along with gains of approximately $9.2 million for our credit default swaps. The net income for the first nine months of 2009 was primarily driven by net gains of $24.0 million resulting from changes in the fair value of credit default swaps. The net loss for the third quarter and first nine months of 2008 was primarily driven by increased loss provisions related to the deteriorating performance of certain U.S. sub-prime exposures on which PMI Europe provided reinsurance coverage. As of September 30, 2009, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $126.7 million. Total reserves associated with this portfolio were $15.6 million as of September 30, 2009. If the performance of these exposures continues to deteriorate, PMI Europe will continue to experience increased losses and increases to its loss reserves. PMI Europe is not currently writing new business.

As a result of rating agency actions and other contractual requirements, counterparties have required PMI Europe to post collateral of $54.9 million on certain transactions as of September 30, 2009. As a result of development in the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral.

•

PMI Canada. PMI Canada recorded net losses of $0.5 million and $0.5 million in the third quarter and first nine months of 2009, respectively, compared to net losses of $1.5 million and $4.2 million in the corresponding periods in 2008. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk in force and obtain regulatory approvals.

•

Discontinued Operations of PMI Australia and PMI Asia. On October 22, 2008, we sold PMI Australia. On December 17, 2008, we completed the sale of PMI Asia. As a result, we reclassified PMI Australia and PMI Asia as discontinued operations for the quarter and the nine months ended September 30, 2008. In the third quarter of 2009, coinciding with the filing of our 2008 tax return, we recorded an additional tax expense of $6.6 million for PMI Australia, due to a refinement of foreign tax credits related to the sale of PMI Australia. In the third quarter of 2009, we recorded a tax benefit of $1.3 million for PMI Asia. The adjustment also related to finalization of tax calculations related to PMI Asia.

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

•

Discontinued Operations of PMI Guaranty. PMI Guaranty completed its runoff activities in 2008. Accordingly, we reported the results of operations of PMI Guaranty as discontinued operations in the Financial Guaranty segment and in the consolidated statement of operations for the quarter and nine months ended September 30, 2008.

As a result of the changes in our Financial Guaranty segment described above, we do not expect to generate significant revenues from our Financial Guaranty segment in the remainder of 2009 or thereafter.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted the fair value option for certain of our corporate debt outlined in Topic 825. Topic 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. As a result, in the third quarter and first nine months of 2008, our net losses were partially offset by gains, (representing a decline in fair value) of $66.3 million and $111.9 million, respectively, related to the subsequent measurement of fair value for these debt instruments. In the first quarter of 2009, our net losses include a gain, (representing a decline in fair value) of $18.5 million, due largely to the widening of credit spreads in the period. During the second quarter of 2009, our net losses include a loss (representing an increase in fair value) of $39.1 million, due largely to the narrowing of our credit spreads. During the third quarter of 2009, our net losses include a gain (representing a decline in fair value) of $3.1 million, due largely to the widening of our credit spreads, which resulted in a net loss of $17.5 million for the first nine months of 2009 related to changes in fair value. (See Item 1, Note 8. Fair Value Disclosures.)

•

Share-Based Compensation. During the third quarter and first nine months of 2009, we incurred pre-tax share-based compensation expenses of $0.6 million and $2.9 million, respectively, compared to $1.9 million and $8.4 million in the corresponding periods in 2008. The decrease in share-based compensation expense was primarily due to decreases in the fair value of share-based compensation granted in 2009 and a lower number of share grants.

•

Additional Items Affecting this Segment. Our Corporate and Other segment includes net investment income from our holding company, expenses related to corporate overhead, including compensation expense not included in our other operating segments, and interest expense.

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI, income from its investment portfolio and funds drawn from our revolving credit facility and cash and investments held at the holding company. PMI did not pay dividends to The PMI Group in the third quarter of 2009, and we do not expect that PMI will be able to pay dividends in the remainder of 2009 or 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $64.4 million at September 30, 2009. Our holding company has $125 million outstanding under the $125 million revolving credit facility. For a discussion of the status of The PMI Group’s revolving credit facility, please see Liquidity and Capital Resources — Credit Facility.

•

Deferred Tax Assets. As of the end of the third quarter of 2009, we have a tax valuation allowance of $252.9 million against a $360.7 million deferred tax asset, for a net deferred tax asset of $107.8 million. Due to cumulative operating losses over the last three years and the continued economic downturn making future taxable income uncertain, we may be required to record an additional valuation allowance against the remaining balance or future balances if we are unable to substantiate that those net tax assets will more likely than not be utilized. See Part II, Item 1A. Risk Factors — We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$176.6	$183.6	(3.8)%	$546.3	$602.0	(9.3)%
Net investment income	26.0	36.3	(28.4)%	89.7	106.8	(16.0)%
Net realized investment gains (losses)	11.9	(52.8)	(122.5)%	29.3	(112.9)	(126.0)%
Change in fair value of certain debt instruments	3.1	66.3	(95.3)%	(17.5)	111.9	(115.6)%
Other income (loss)	9.3	(7.9)	—	26.3	9.0	192.2%

Total revenues	226.9	225.5	0.6%	674.1	716.8	(6.0)%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	336.8	382.7	(12.0)%	1,200.6	1,494.8	(19.7)%
Amortization of deferred policy acquisition costs	4.2	5.0	(16.0)%	11.2	13.7	(18.2)%
Other underwriting and operating expenses	34.5	59.4	(41.9)%	114.3	160.0	(28.6)%
Interest expense	9.3	11.4	(18.4)%	33.0	29.7	11.1%

Total losses and expenses	384.8	458.5	(16.1)%	1,359.1	1,698.2	(20.0)%

Loss before equity in losses (gains) from unconsolidated subsidiaries and income taxes	(157.9)	(233.0)	(32.2)%	(685.0)	(981.4)	(30.2)%
Equity in losses (gains) from unconsolidated subsidiaries	(4.4)	9.1	(148.4)%	(8.2)	(45.8)	(82.1)%

Loss from continuing operations before taxes	(162.3)	(223.9)	(27.5)%	(693.2)	(1,027.2)	(32.5)%
Income tax benefit from continuing operations	(74.4)	(74.6)	(0.3)%	(267.4)	(321.0)	(16.7)%

Loss from continuing operations	$(87.9)	$(149.3)	(41.1)%	$(425.8)	$(706.2)	(39.7)%

Loss from discontinued operations, net of tax	(5.3)	(80.1)	(93.4)%	(5.3)	(43.5)	(87.8)%

Net loss	$(93.2)	$(229.4)	(59.4)%	$(431.1)	$(749.7)	(42.5)%

Diluted loss from continuing operations per share	$(1.06)	$(1.83)	(42.1)%	$(5.18)	$(8.68)	(40.3)%
Diluted loss from discontinued operations per share	(0.07)	(0.98)	(92.9)%	(0.06)	(0.54)	(88.9)%

Diluted net loss per share	$(1.13)	$(2.81)	(59.8)%	$(5.24)	$(9.22)	(43.2)%

For the quarter and nine months ended September 30, 2009, we recorded consolidated net losses of $93.2 million and $431.1 million, respectively, compared to consolidated net losses of $229.4 million and $749.7 million for the corresponding periods in 2008. The decreases in our consolidated net losses in the quarter and nine months ended September 30, 2009 compared to the corresponding periods in 2008 were primarily due to lower levels of losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations in 2009 and net realized investment losses in 2008. Our consolidated net losses in the quarter and nine months ended September 30, 2009 were primarily driven by U.S. Mortgage Insurance Operations’ continued high losses and LAE and decreases in U.S. Mortgage Insurance Operations’ premiums earned and investment income. Our consolidated net losses in the quarter and nine months ended September 30, 2008 were driven by losses and LAE in our U.S. Mortgage Insurance Operations, net realized investment losses, and losses in our Financial Guaranty segment. Our Financial Guaranty segment’s net losses for the third quarter and first nine months of 2008 were primarily due to losses associated with a novation agreement executed by PMI Guaranty, equity in losses from RAM Re in the second quarter of 2008 and the impairment of our investment in FGIC in the first quarter of 2008. Our consolidated net losses in the quarter and nine months ended September 30, 2008 included the financial results of our discontinued operations related to PMI Australia, PMI Asia and PMI Guaranty.

The decreases in premiums earned in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were driven by U.S. Mortgage Insurance Operations’ lower NIW and higher levels of rescissions of insurance previously written (which generate premium refunds). These decreases in premiums earned were partially offset by higher persistency in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008.

The decreases in net investment income in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in our pre-tax book yield. Our consolidated pre-tax book yield was 3.39% and 4.18% as of September 30, 2009 and 2008, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a higher concentration of cash and cash equivalents in our investment portfolio to maintain liquidity, which yield significantly lower investment income.

The net realized investment gains in the third quarter and first nine months of 2009 were driven primarily by sales of municipal bonds partially offset by our impairment of a municipal bond and losses on the sale of preferred stock during the third quarter of 2009. The net realized investment loss in the first nine months of 2008 was due to an $88.0 million impairment of our investment in FGIC and an other-than-temporary impairment of $59.5 million of certain preferred securities in our U.S. investment portfolio.

The change in fair value of certain debt instruments in the third quarter and first nine months of 2009 and 2008 resulted from our adoption of the fair value option outlined in Topic 825, effective January 1, 2008. In the first quarter of 2009, we recorded a gain (representing a decline in fair value) of $18.5 million to the fair value of our debt, due largely to the widening of credit spreads in the period. During the second quarter of 2009, we recorded a loss (representing an increase in fair value) of $39.1 million, due largely to the narrowing of our credit spreads. During the third quarter of 2009, we recorded a gain (representing a decline in fair value) of $3.1 million, due largely to the widening of our credit spreads, which resulted in a net loss of $17.5 million for the first nine months of 2009. The changes in fair value of $66.3 million and $111.9 million in the third quarter and first nine months of 2008, respectively, were primarily due to changes in interest rates and credit spreads.

The increase in other income in the third quarter of 2009 compared to the corresponding period in 2008 was due primarily to an increase in net gains on credit default swaps in Europe.

Losses and LAE in the third quarter and first nine months of 2009 decreased compared to the corresponding periods in 2008 primarily as a result of lower levels of loss reserve increases in 2009. In the third quarter of 2009, we decreased U.S. Mortgage Insurance Operations’ net loss reserves by $104.3 million, as a result of loss reserve releases associated with the restructuring of certain modified pool policies. In the first nine months of 2009, we increased net loss reserves by $337.1 million. This increase primarily reflected PMI’s higher default inventories, and higher average claim rates and claim sizes in PMI’s modified pool insurance portfolio. In the third quarter and first nine months of 2008 we increased net loss reserves by $137.9 million and $859.8 million, respectively.

The decreases in amortization of deferred policy acquisition costs in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were primarily due to an increase in the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations, due to higher persistency levels. PMI’s deferred policy acquisition cost asset increased to $40.7 million at September 30, 2009 from $32.3 million at December 31, 2008 and $28.1 million at September 30, 2008.

The decreases in other underwriting and operating expenses in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in payroll related expenses in the fourth quarter of 2008. The overall decline in expenses coincides with a reduction of expenses allocated to the Corporate and Other segment beginning in January 2009 and an increase in expenses allocated to our U.S. Mortgage Insurance Operations segment in response to the Company’s realignment due to the sale of the PMI Australia and PMI Asia operations.

The decrease in interest expense in the third quarter of 2009 compared to the corresponding period in 2008 was due primarily to lower outstanding debt in 2009. The increase in interest expense in the first nine months of 2009 compared to the corresponding period in 2008 was due primarily to the payment of higher interest and fees in 2009 than in the corresponding periods in 2008, as a result of drawing down $200 million on the revolving credit facility in the second quarter of 2008.

Due to our impairment of our RAM Re and FGIC investments in 2008, we did not recognize any equity in earnings (losses) from RAM Re or FGIC in the third quarter or first nine months of 2009. The equity in earnings in the third quarter of 2008 was due primarily to RAM Re’s unrealized mark-to-market gains on its credit derivative portfolio. The equity in losses in the first nine months of 2008 was due primarily to RAM Re’s increases in loss reserves primarily related to continuing deterioration in the performance of RMBS.

The effective tax rates for continuing operations were 45.8 % and 38.6 % for the third quarter and first nine months of 2009, respectively, compared to 33.3% and 31.2% for the third quarter and first nine months of 2008, and compared to the federal statutory rate of 35.0%. As we reported net losses for the three months and nine months ended September 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our 2009 effective tax rates above the federal statutory rate. In addition, adjustments made when filing the Company’s 2008 tax return have been reported in the current quarter, which further increased the effective tax rate. The effective tax rates for the three and nine months ended September 30, 2008 were lower than the federal statutory rate due primarily from the impairment of FGIC which resulted in a tax charge that lowered the effective tax rate.

Losses from discontinued operations for 2009 include adjustments to PMI Australia and PMI Asia primarily due to refinements of foreign tax credits when we prepared our 2008 annual tax return. (Loss) income from discontinued operations includes the financial results of PMI Australia, PMI Asia and PMI Guaranty for the third quarter and first nine months of 2008.

Segment Results

The following table presents consolidated net (loss) income for each of our segments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percentage Change	2009	2008	Percentage Change
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(110.6)	$(137.1)	(19.3)%	$(414.0)	$(535.5)	(22.7)%
International Operations	27.4	(46.0)	(159.6)%	20.7	(56.8)	(136.4)%
Financial Guaranty	—	6.5	(100.0)%	—	(140.8)	(100.0)%
Corporate and Other	(4.7)	27.4	(117.2)%	(32.5)	26.9	—

Loss from continuing operations*	(87.9)	(149.3)	(41.1)%	(425.8)	(706.2)	(39.7)%

International Operations	(5.3)	(80.5)	(93.4)%	(5.3)	(20.9)	(74.6)%
Financial Guaranty	—	0.4	(100.0)%	—	(22.6)	(100.0)%

Loss from discontinued operations	(5.3)	(80.1)	(93.4)%	(5.3)	(43.5)	(87.8)%

Net loss	$(93.2)	$(229.4)	(59.4)%	$(431.1)	$(749.7)	(42.5)%

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in (losses) earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$167.4	$173.9	(3.7)%	$522.0	$575.0	(9.2)%

Premiums earned	173.5	179.8	(3.5)%	537.3	591.2	(9.1)%
Net investment income	26.5	29.3	(9.6)%	83.2	86.6	(3.9)%
Net realized investment gains (losses)	11.8	(50.8)	(123.2)%	31.2	(22.1)	—
Other losses	—	(0.2)	(100.0)%	—	(0.4)	(100.0)%

Total revenues	211.8	158.1	34.0%	651.7	655.3	(0.5)%

Losses and LAE	334.6	348.2	(3.9)%	1,191.3	1,437.7	(17.1)%
Underwriting and operating expenses	34.2	28.0	22.1%	107.1	82.7	29.5%

Total losses and expenses	368.8	376.2	(2.0)%	1,298.4	1,520.4	(14.6)%

Loss before equity in (losses) earnings from unconsolidated subsidiaries and income taxes	(157.0)	(218.1)	(28.0)%	(646.7)	(865.1)	(25.2)%
Equity in (losses) earnings from unconsolidated subsidiaries	(4.3)	(0.1)	—	(7.8)	5.8	—

Loss before income taxes	(161.3)	(218.2)	(26.1)%	(654.5)	(859.3)	(23.8)%
Income tax benefit	(50.7)	(81.1)	(37.5)%	(240.5)	(323.8)	(25.7)%

Net loss	$(110.6)	$(137.1)	(19.3)%	$(414.0)	$(535.5)	(22.7)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Gross premiums written	$224.2	$249.4	(10.1)%	$702.0	$764.0	(8.1)%
Ceded and refunded premiums, net of assumed	(56.8)	(75.5)	(24.8)%	(180.0)	(189.0)	(4.8)%

Net premiums written	$167.4	$173.9	(3.7)%	$522.0	$575.0	(9.2)%

Premiums earned	$173.5	$179.8	(3.5)%	$537.3	$591.2	(9.1)%

The decreases in gross premiums written and premiums earned in the third quarter and first nine months of 2009 compared to the corresponding periods of 2008 were primarily due to lower NIW.

As of September 30, 2009, 47.5% of PMI’s primary risk in force was subject to captive reinsurance agreements compared to 50.4% as of September 30, 2008. PMI no longer seeks reinsurance under excess-of-loss (“XOL”) reinsurance arrangements with lender affiliated captive reinsurers. On January 1, 2009, in-force XOL contracts were placed into runoff and will mature pursuant to their terms and conditions. PMI will continue to cede premiums to the captive reinsurers in runoff but these cessions are expected to decrease over time as the number of loans in our portfolio subject to captive reinsurance arrangements decrease.

Net investment income — Net investment income decreased for the third quarter and first nine months of 2009, primarily due to the decrease in the pre-tax book yield, partially offset by an increase in fixed income securities at September 30, 2009 compared to September 30, 2008. PMI’s pre-tax book yield was 3.50% at September 30, 2009 compared to 4.37% at September 30, 2008. The pre-tax book yield in the third quarter and first nine months of 2009 was lower than the corresponding periods in 2008 primarily due to a higher investment concentration of cash and cash equivalents to maintain liquidity. Fixed income securities in PMI’s portfolio increased to $2.4 billion as of September 30, 2009 from $1.7 billion as of September 30, 2008.

Net realized investment gains (losses) — The net realized investment gains in the third quarter of 2009 were primarily due to sales of municipal bonds in the third quarter of 2009, partially offset by our impairment of a municipal bond and losses on the sale of preferred stock during that quarter. The net realized investment gains in the first nine months of 2009 were due to sales of municipal bonds in 2009 and sales of common and preferred stock in the second quarter of 2009. The net realized losses in the third quarter and first nine months of 2008 were due to an other-than-temporary impairment of PMI’s preferred securities as a result of declines in the market values of the securities in the third quarter of 2008.

Losses and LAE — PMI’s losses and LAE represents claims paid, certain expenses related to default notification, loss mitigation and claim processing and changes to loss reserves during the applicable period. Because losses and LAE includes changes to loss reserves, it reflects our best estimate of PMI’s future claim payments and costs to process claims relating to PMI’s current inventory of loans in default. Claims paid including LAE includes amounts paid on primary and pool insurance claims and LAE. PMI’s losses and LAE and related claims data are shown in the following table.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Total primary claims paid	$158.5	$177.6	(10.8)%	$494.5	$520.0	(4.9)%
Total pool claims paid	268.8	22.5	—	325.7	35.4	—
LAE, supplemental and other	11.6	10.2	13.7%	34.0	22.5	51.1%
Change in net loss reserves	(104.3)	137.9	(175.6)%	337.1	859.8	(60.8)%

Losses and LAE	$334.6	$348.2	(3.9)%	$1,191.3	$1,437.7	(17.1)%

Number of primary claims paid (1)	4,299	4,371	(1.6)%	13,922	12,422	12.1%
Average primary claim size (in thousands)	$36.9	$40.6	(9.1)%	$35.5	$41.9	(15.3)%

(1)	Note: Amount includes claims denials, which are settled without payments. Additionally, the calculation of the average primary claim sizes for the three and nine months ended September 30, 2008 excluded $25.8 million recovered from certain terminated captive trust accounts during the quarter ended September 30, 2008.

The decrease in total primary claims paid in the first nine months of 2009 compared to the corresponding period in 2008 was primarily due to an increase in ceded claims and lower average primary claims sizes, partially offset by an increase in the number of primary claims paid. The increase in ceded claims was due primarily to payments recovered from captives. The increases in total pool claims paid in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were due primarily to $234.3 million of accelerated claim payments associated with the restructuring of certain modified pool contracts in the third quarter of 2009. For a discussion of the changes in net loss reserves in the third quarter and first nine months of 2009 and 2008, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Losses and LAE, above. For a discussion of the impact of our rescission activities on loss and LAE, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Rescission Activities, above. The increase in the number of primary claims paid in the nine months ended September 30, 2009 was driven by higher levels of defaults and higher claim rates resulting from, among other things, home price declines and the diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status. The decreases in PMI’s average primary claim size in the third quarter and first nine months of 2009 were driven primarily by higher incidences of claim denials. See Conditions and Trends Affecting Our Business — U.S. Mortgage Insurance Operations — Rescission Activities, above.

As of September 30, 2009, we ceded $659.4 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of September 30, 2009, assets in captive trust accounts held for the benefit of PMI totaled approximately $920.7 million.

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

PMI’s primary default data are presented in the table below.

	As of September 30,		Percentage Change/ Variance
	2009	2008
Flow channel
Number of loans in default	113,653	72,020	57.8%
Policies in force	622,270	658,954	(5.6)%
Default rate	18.26%	10.93%	7.33 pps

Structured channel
Number of loans in default	27,608	21,650	27.5%
Policies in force	102,759	117,590	(12.6)%
Default rate	26.87%	18.41%	8.46 pps

Total primary
Number of loans in default	141,261	93,670	50.8%
Policies in force	725,029	776,544	(6.6)%
Default rate	19.48%	12.06%	7.42 pps

PMI’s modified pool default data are presented in the table below.

	As of September 30,		Percentage Change/ Variance
	2009	2008
Modified pool with deductible
Number of loans in default	37,203	29,362	26.7%
Policies in force	147,033	215,375	(31.7)%
Default rate	25.30%	13.63%	11.67 pps

Modified pool without deductible
Number of loans in default	10,177	9,611	5.9%
Policies in force	50,118	56,937	(12.0)%
Default rate	20.31%	16.88%	3.43 pps

Total modified pool
Number of loans in default	47,380	38,973	21.6%
Policies in force	197,151	272,312	(27.6)%
Default rate	24.03%	14.31%	9.72 pps

The increases in PMI’s primary and modified pool default inventories and default rates in the first nine months of 2009 are discussed in Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Defaults, above. Absent potential future restructuring activity, we expect modified pool loans in default to continue to increase due to continued housing and employment deterioration. Deductibles on certain individual pool transactions were pierced in 2008 and 2009. We expect additional deductibles to be exceeded in the remainder of 2009 and 2010. For more discussion, see Conditions and Trends Affecting our Business — U.S.

Mortgage Insurance Operations — Modified Pool, above. Total pool loans in default (which includes modified and other pool products) as of September 30, 2009 and 2008 were 52,158 and 42,741, respectively. The default rates for total pool loans as of September 30, 2009 and 2008 were 20.86% and 12.74%, respectively.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.8	$3.4	11.8%	$10.3	$11.5	(10.4)%
Other underwriting and operating expenses	30.4	24.6	23.6%	96.8	71.2	36.0%

Total underwriting and operating expenses	$34.2	$28.0	22.1%	$107.1	$82.7	29.5%

Policy acquisition costs incurred and deferred	$5.6	$9.0	(37.8)%	$18.7	$29.1	(35.7)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The increase in amortization of deferred policy acquisition costs in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to the impairment of PMI’s deferred policy acquisition costs associated with PMI’s 2007 book year. The decrease in amortization of deferred policy acquisition costs for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to an increase we made in the second half of 2008 to the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations as a result of higher persistency levels. PMI’s deferred policy acquisition cost asset was $40.7 million at September 30, 2009, $32.3 million at December 31, 2008 and $28.1 million at September 30, 2008.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses increased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 primarily as a result of lower expense allocations to the Corporate and Other segment in 2009. Our change in expense allocation beginning January 1, 2009 was in response to the change in the focus of our business to U.S. mortgage insurance following the sale of the Australia and Asia operations.

Prior to April 2009, when we ceased offering contract underwriting services, PMI incurred underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs were allocated to PMI Mortgage Services Co., or MSC, which is reported in our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses. Contract underwriting expenses allocated to MSC were $0.0 million and $2.1 million in the third quarter and first nine months of 2009, respectively, compared to $2.0 million and $8.1 million in the corresponding periods in 2008.

Equity in (losses) earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in (losses) earnings from unconsolidated subsidiaries is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI in the third quarter and first nine months of 2009 was $4.3 million and $7.8 million, respectively, compared to equity in losses of $0.1 million in the third quarter of 2008 and equity in earnings of $5.8 million in the first nine months of 2008. Equity in losses from CMG MI for the first nine months of 2009 are primarily the result of higher losses and LAE recorded due to increases in the default inventory.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The tax benefit recorded in our U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in effective tax rates of 31.4% and 36.7% for the third quarter and first nine months of 2009, respectively. In addition, certain items of taxable income were refined when the Company’s 2008 tax return was filed during the quarter, and have reduced the effective tax rate for the quarter.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2009	2008		2009	2008
Loss ratio	192.8%	193.7%	(0.9) pps	221.7%	243.2%	(21.5) pps
Expense ratio	20.5%	16.1%	4.4 pps	20.5%	14.4%	6.1 pps

Combined ratio	213.3%	209.8%	3.5 pps	242.2%	257.6%	(15.4) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 as a result of lower losses and LAE partially offset by lower premiums earned.

PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 was primarily due to a decrease in net premiums written and an increase in deferred compensation expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2009	2008		2009	2008
	(Dollar in millions)			(Dollar in millions)
Primary NIW:
Flow channel	$1,176	$6,156	(80.9)%	$8,024	$16,472	(51.3)%
Structured finance channel	—	67	(100.0)%	1	418	(99.8)%

Total primary NIW	$1,176	$6,223	(81.1)%	$8,025	$16,890	(52.5)%

The decrease in PMI’s primary flow NIW in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 was principally due to PMI’s capital preservation initiatives as well as changes to PMI’s pricing and underwriting guidelines that reduce the types of loans that PMI would insure. PMI has ceased offering products through its structured finance channel. We recognized $1.0 million of NIW in our structured finance channel in the first quarter of 2009 as a result of prior commitments.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of September 30,		Percentage Change/ Variance
	2009	2008
	(Dollars in millions)
Primary insurance in force	$116,932	$123,142	(5.0)%
Primary risk in force	28,599	30,439	(6.0)%
Pool risk in force*	1,292	2,762	(53.2)%
Policy cancellations — primary (year-to-date)	15,359	17,732	(13.4)%
Persistency — primary	83.8%	81.0%	2.8 pps

*	Includes modified pool and other pool risk in force. As of September 30, 2008, we adjusted pool risk in force to reflect the effect of loan repayments on risk limits.

Primary insurance in force and risk in force as of September 30, 2009 decreased from September 30, 2008 primarily as a result of lower NIW, partially offset by higher persistency. The increase in PMI’s persistency rate in the first nine months of 2009 reflects lower levels of residential mortgage refinance activity in the insured market and home price declines.

Modified pool risk in force as of September 30, 2009 was $1.0 billion, $2.0 billion as of December 31, 2008 and $2.1 billion as of September 30, 2008. The decrease in modified pool risk in force in the first nine months of 2009 was primarily due to increasing loss reserves on certain pool contracts.

The following table sets forth the percentages of PMI’s primary risk in force as of September 30, 2009 and December 31, 2008 in the ten states with the highest risk in force as of September 30, 2009 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of September 30, 2009	Percent of Primary Risk in Force as of December 31, 2008
Florida	10.1%	10.3%
California	7.7%	8.0%
Texas	7.4%	7.3%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	4.0%	3.9%
Ohio	3.8%	3.8%
Pennsylvania	3.4%	3.3%
New Jersey	3.2%	3.2%
Washington	3.2%	3.1%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the third quarter and first nine months of 2009, PMI’s NIW consisted of significantly lower percentages of less-than-A quality and Alt-A loans than in the corresponding periods in 2008 primarily as a result of PMI’s pricing and underwriting guideline changes. The following table presents PMI’s less-than-A quality and Alt-A loans as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
Less-than-A quality loan amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$8	0.1%	$2	0.0%	$289	1.8%
Primary NIW- structured finance channel	—	0.0%	1	1.5%	—	0.0%	26	6.2%

Total primary NIW	$—	0.0%	$9	0.1%	$2	0.0%	$315	1.9%

Alt-A loan amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$4	0.1%	$14	0.2%	$1,176	7.1%
Primary NIW- structured finance channel	—	0.0%	4	6.0%	—	0.0%	12	2.9%

Total primary NIW	$—	0.0%	$8	0.5%	$14	0.2%	$1,188	7.0%

The following table presents PMI’s ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) and Above-97s (loans exceeding 97% LTV) as percentages of primary NIW from its flow and structured finance channels:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
ARM amounts and as a percentage of:
Primary NIW- flow channel	$5	0.4%	$55	0.9%	$25	0.3%	$224	1.4%
Primary NIW- structured finance channel	—	0.0%	2	3.0%	—	0.0%	33	7.9%

Total primary NIW	$5	0.4%	$57	0.9%	$25	0.3%	$257	1.5%

Above-97 loan amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$4	0.1%	$—	0.0%	$974	5.9%
Primary NIW- structured finance channel	—	0.0%	3	4.5%	—	0.0%	113	27.0%

Total primary NIW	$—	0.0%	$7	0.1%	$—	0.0%	$1,087	6.4%

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

The following table presents PMI’s interest only loans as percentages of primary NIW from its flow and structured finance channels and payment option ARMs as a percentage of its primary NIW from its flow channel:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Dollars in millions)				(Dollars in millions)
Interest only loan amounts and as a percentage of:
Primary NIW- flow channel	$1	0.1%	$287	4.7%	$14	0.2%	$1,064	6.5%
Primary NIW- structured finance channel	—	0.0%	2	3.0%	—	0.0%	11	2.6%

Total primary NIW	$1	0.1%	$289	4.6%	$14	0.2%	$1,075	6.4%

Payment option ARMs amounts and as a percentage of:
Primary NIW- flow channel	$—	0.0%	$5	0.1%	$3	0.0%	$47	0.3%

Total primary NIW	$—	0.0%	$5	0.1%	$3	0.0%	$47	0.3%

The decreases in the third quarter and first nine months of 2009 in the percentage of PMI’s NIW consisting of interest only and payment option ARM loans were driven primarily by changes in PMI’s pricing and underwriting guidelines.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	September 30, 2009	December 31, 2008	September 30, 2008
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	6.8%	7.1%	7.4%
Less-than-A Quality loans with FICO scores below 575 *	1.8%	1.8%	1.9%
Alt-A loans	17.3%	18.8%	20.0%
ARMs (excluding 2/28 Hybrid ARMs)	7.7%	8.0%	8.4%
2/28 Hybrid ARMs **	1.9%	2.3%	2.5%
Above-97s (above 97% LTVs)	20.5%	21.5%	22.6%
Interest Only	11.0%	11.8%	12.5%
Payment Option ARMs	3.1%	3.4%	3.6%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada and discontinued operations of PMI Australia and PMI Asia:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(USD in millions)			(USD in millions)
PMI Europe	$27.9	$(44.5)	(162.7)%	$21.2	$(52.6)	(140.3)%
PMI Canada	(0.5)	(1.5)	(66.7)%	(0.5)	(4.2)	(88.1)%

Income (loss) from continuing operations *	27.4	(46.0)	(159.6)%	20.7	(56.8)	(136.4)%

Loss from discontinued operations*	(5.3)	(80.5)	(93.4)%	(5.3)	(20.9)	(74.6)%

Net income (loss)*	$22.1	$(126.6)	(117.5)%	$15.3	$(77.7)	(119.7)%

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended September 30,		Percentage change	Nine Months Ended September 30,		Percentage change
	2009	2008		2009	2008
	(USD in millions)			(USD in millions)
Net premiums written	$(0.1)	$2.6	(103.8)%	$(0.0)	$14.0	(100.2)%

Premiums earned	$2.9	$3.6	(19.4)%	$8.5	$10.4	(18.3)%
Net gains (losses) from credit default swaps	9.2	(9.9)	(192.9)%	24.0	0.4	—
Net investment (loss) income	(0.8)	3.2	(125.0)%	3.5	10.2	(65.7)%
Net realized gains (losses)	0.2	0.9	(77.8)%	(1.1)	0.2	—

Total revenues (expenses)	11.5	(2.2)	—	34.9	21.2	64.6%

Losses and LAE	2.0	34.4	(94.2)%	8.7	57.0	(84.7)%
Other underwriting and operating expenses	2.0	11.4	(82.5)%	8.8	22.3	(60.5)%

Total losses and expenses	4.0	45.8	(91.3)%	17.5	79.3	(77.9)%

Income (loss) before taxes	7.5	(48.0)	(115.6)%	17.4	(58.1)	(129.9)%
Income tax benefit	(20.4)	(3.5)	—	(3.8)	(5.5)	(30.9)%

Net income (loss)	$27.9	$(44.5)	(162.7)%	$21.2	$(52.6)	(140.3)%

The average USD/Euro currency exchange rate was 1.4298 and 1.3672 for the third quarter and first nine months of 2009 compared to 1.5040 and 1.5221 for the corresponding period in 2008. The changes in the average USD/Euro currency exchange rates from 2008 to 2009 negatively impacted PMI Europe’s financial results by $1.5 million and $2.4 million in the third quarter and first nine months of 2009, respectively.

Premiums written and earned — Net premiums written and earned decreased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008, primarily due to the decision to cease writing new business through PMI Europe. During the second quarter of 2009, PMI Europe executed a commutation of one of its reinsurance transactions. The commutation payment was treated as a return of premium resulting in negative premium writings in the second quarter of 2009, which was offset by a reduction in unearned premiums. We recognize premiums in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the insured/reinsured risk. As the total book of business continues to age, we expect premiums earned and risk in force to continue to decline.

Net gains from credit default swaps — PMI Europe is currently a party to ten credit default swap (“CDS”) contracts that are classified as derivatives. We recorded a net gain of $9.2 million and $24.0 million for the third quarter and first nine months of 2009, respectively, compared to a net loss of $9.9 million for the third quarter of 2008 and a net gain of $0.4 million for the first nine months of 2008. Net gains in 2009 from CDS transactions were primarily a result of changes in the fair value of the derivative contracts in the third quarter and first nine months of 2009 and the negotiated termination of one of these contracts. The credit spreads of European residential mortgage-backed securities (“RMBS”) were largely unchanged for the first six months of 2009 and narrowed significantly in the third quarter of 2009. The changes in fair value of our CDS contracts resulted in part from the change in credit spreads of the underlying securities but primarily from the partial reversal of unrealized losses as the contracts continue to age and credit spreads narrow. Net gains during the first nine months of 2008 were primarily a result of changes in the estimated exit value of these contracts during the period resulting from changes in our non-performance risk due to the widening of our CDS spreads during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short term investments and foreign exchange gains or losses arising from the revaluation of short term monetary assets. The pre-tax book yield was 2.6% and 4.1% as of September 30, 2009 and 2008, respectively. The decrease in book yield was primarily due to lower interest rates and a higher concentration of cash and cash equivalents in our investment portfolio. The negative investment income in the third quarter of 2009 was a result of foreign currency losses arising from the revaluation of short term monetary assets due primarily to the weakening of the U.S. Dollar against the Euro. The decrease in net investment income in the first nine months of 2009 compared to the same period in 2008 was primarily due to lower interest rates, a higher concentration of cash and cash equivalents in our investment portfolio and the reduction in the value of the investment portfolio due to cash outflows arising primarily from restructuring costs and claim payments.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments and changes in reserves. Losses and LAE in the third quarter and first nine months of 2009 were primarily driven by reserve increases relating to new defaults in PMI Europe’s Italian mortgage insurance portfolio and further increases in reserves relating to new defaults in PMI Europe’s reinsurance of U.S. sub-prime exposures. Claim payments (excluding payments for CDS accounted as derivatives) totaled $17.2 million and $57.0 million in the third quarter and first nine months of 2009, compared to $0.7 million and $3.8 million for the corresponding periods in 2008. The increase in claims paid was primarily due to payments made during the first nine months of 2009 in respect of the reinsurance of U.S. sub-prime exposures. Losses and LAE in the third quarter and first nine months of 2008 were primarily driven by increases in reserves relating to PMI Europe’s reinsurance of U.S. sub-prime exposures.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the first nine months of 2009 compared to the same period in 2008 as a result of its cessation of new business writings.

Income taxes — PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During the quarter ended June 30, 2009, we determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested” resulting in a tax expense. In addition, the Company refined certain estimates as a result of preparing the Company’s 2008 income tax return which resulted in additional tax benefits for the three months ended September 30, 2009.

Risk in force — PMI Europe’s risk in force decreased to $5.3 billion as of September 30, 2009 from $7.4 billion at December 31, 2008 as a result of the commutation of a number of CDS and reinsurance transactions and as a result of a counterparty exercising a call option in respect of two CDS transactions in July 2009.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada began operations in 2007 but is not writing new business.

	Three Months Ended September 30,		Percentage Change	Nine months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(USD in millions)			(USD in millions)
Total revenues (expenses)	$—	$1.8	(100.0)%	$(0.5)	$3.6	(113.9)%

Losses and LAE	0.2	0.1	100.0%	0.6	0.1	—
Underwriting and operating expenses	0.3	3.2	(90.6)%	0.9	7.7	(88.3)%

Total losses and expenses	0.5	3.3	(84.8)%	1.5	7.8	(80.8)%

Loss before taxes	(0.5)	(1.5)	(66.7)%	(2.0)	(4.2)	(52.4)%
Income tax benefit	—	—	—	(1.5)	—	—

Net loss	$(0.5)	$(1.5)	(66.7)%	$(0.5)	$(4.2)	(88.1)%

Total revenues — Total revenues decreased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 primarily due to foreign currency re-measurement losses as a result of the weakening of the U.S. dollar and a decline in investment income in the third quarter of 2009. PMI Canada also had a pre-tax loss on investments of $0.8 million for the first nine months of 2009 due to impairments as a result of market volatility.

Losses and LAE — PMI Canada’s losses and LAE increased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 due to an increase to loss reserves based on notices of default received in the third quarter and first nine months of 2009 on its 2008 business writings.

Underwriting and operating expenses — The decrease in underwriting and operating expenses in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 was primarily due to PMI Canada’s cessation of new business writings.

Discontinued Operations

During the third quarter of 2008, we reported PMI Australia and PMI Asia as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Dollars in thousands)
PMI Australia	$(4,450)	$50,028
PMI Asia	4,399	9,607

(Loss) income from discontinued operations	$(51)	$59,635

Summarized below are the overall operating components for each entity.

The following table represents PMI Australia’s results of operations, recorded as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Premiums earned	$—	$45,159	$—	$141,234
Net investment (loss) income	—	(13,820)	—	38,863
Other income (loss)	—	333	—	(359)

Total revenues	—	31,672	—	179,738
Losses and loss adjustment expenses	—	23,765	—	66,728
Other underwriting and operating expenses	—	14,234	—	41,427

(Loss) income before income taxes from discontinued operations	—	(6,327)	—	71,583
Income tax (benefit) expense	—	(1,877)	—	21,555

(Loss) income from discontinued operations	$—	$(4,450)	$—	$50,028

Loss on impairment of discontinued operations before income tax	—	(22,819)	—	(22,819)
Income tax expense	6,594	40,415	6,594	40,415

Loss from impairment of PMI Australia	$(6,594)	$(63,234)	$(6,594)	$(63,234)

In the third quarter of 2009, we recorded tax expense of $6.6 million due to a refinement to foreign tax credits related to the sale of PMI Australia, in connection with the filing of our 2008 annual tax return.

The following table represents PMI Asia’s results of operations, recorded as discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Total revenues	$—	$5,669	$—	$13,320
Losses, loss adjustment expenses and other underwriting and operating expenses	—	872	—	2,502

Income before income taxes from discontinued operations	—	4,797	—	10,818
Income tax expense	—	398	—	1,211

Income from discontinued operations	$—	$4,399	$—	$9,607

Loss on impairment of discontinued operations before income tax	—	(15,376)	(23)	(15,376)
Income tax (benefit) expense	(1,282)	1,880	(1,282)	1,880

Gain (loss) from impairment of PMI Asia	$1,282	$(17,256)	$1,259	$(17,256)

In the third quarter of 2009, we recorded a tax benefit of $1.3 million. The benefit was due to a refinement of the tax estimate associated with the sale of PMI Asia in connection with the filing of our 2008 tax return.

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

Corporate and Other

The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, which we discontinued in April 2009, and net investment income, interest expense and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2009	2008		2009	2008
	(Dollars in millions)			(Dollars in millions)
Net investment income	$0.4	$3.1	(87.1)%	$3.1	$7.8	(60.3)%
Change in fair value of certain debt instruments	3.1	66.3	(95.3)%	(17.5)	111.9	(115.6)%
Other income	—	1.3	(100.0)%	2.4	7.8	(69.2)%

Total revenues (expenses)	3.5	70.7	(95.0)%	(12.0)	127.5	(109.4)%

Share-based compensation expense	0.6	1.9	(68.4)%	2.9	8.4	(65.5)%
Other operating expenses	1.5	19.8	(92.4)%	6.0	52.7	(88.6)%

Total other operating expenses	2.1	21.7	(90.3)%	8.9	61.1	(85.4)%
Interest expense	9.3	11.4	(18.4)%	32.9	29.6	11.1%

Total expenses	11.4	33.1	(65.6)%	41.8	90.7	(53.9)%
(Losses) income before equity in losses from unconsolidated subsidiaries and income taxes	(7.9)	37.6	(121.0)%	(53.8)	36.8	—
Equity in losses from unconsolidated subsidiaries	(0.1)	(0.2)	(50.0)%	(0.4)	(0.4)	—

Net (loss) income before income taxes	(8.0)	37.4	(121.4)%	(54.2)	36.4	—
Income tax (benefit) expense	(3.3)	10.0	(133.0)%	(21.7)	9.5	—

Net (loss) income	$(4.7)	$27.4	(117.2)%	$(32.5)	$26.9	—

Net investment income — Net investment income decreased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 due primarily to decreases in our investment book yield.

Change in fair value of certain debt instruments — The change in fair value of certain debt instruments resulted from our adoption of the fair value option outlined in Topic 825 effective January 1, 2008. As a result, in the third quarter and first nine months of 2009, our net losses included adjustments related to the subsequent measurement of fair value for these debt instruments. These adjustments were primarily the result of increases in credit spreads and interest rates. In the first quarter of 2009, we recorded a gain (representing a decline in fair value) of $18.5 million to the fair value of our debt, due largely to the widening of credit spreads in the period. During the second quarter of 2009, we recorded a loss (representing an increase in fair value) of $39.1 million, due largely to the narrowing of our credit spreads. During the third quarter of 2009, we recorded a gain (representing a decline in fair value) of $3.1 million, due largely to the widening of our credit spreads, which resulted in a net loss of $17.5 million for the first nine months of 2009. The changes in fair value of $66.3 million and $111.9 million in the third quarter and first nine months of 2008, respectively, were primarily due to changes in interest rates and credit spreads.

Share-based compensation expense — The decreases in share-based compensation expense in the third quarter and first nine months of 2009 from the corresponding periods in 2008 were primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in 2009.

Other operating expenses — Other operating expenses decreased in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008, primarily due to our change in expense allocation beginning on January 1, 2009 in response to changing the focus of our business to our U.S. Mortgage Insurance Operations, following the sale of our former Australian and Asian operations. In addition, in April 2009, we ceased offering contract underwriting services which further reduced expenses in this segment.

Interest expense — The decrease in interest expense in the third quarter of 2009 compared to the corresponding period in 2008 was due primarily to lower outstanding debt in 2009. The increase in interest expense in the first nine months of 2009 compared to the corresponding period in 2008 was due primarily to the payment of higher interest and fees in 2009 than in the corresponding periods in 2008, as a result of drawing down $200 million on the revolving credit facility in the second quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from PMI with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. PMI did not pay dividends to The PMI Group in the first nine months of 2009 and we do not expect that PMI will be able to pay dividends during the remainder of 2009 or in 2010. In addition, the economic downturn has reduced returns on The PMI Group’s investment portfolio, and we expect these returns could continue to be adversely affected to the extent the dislocation in the credit markets and economic downturn continues. See Part II, Item 1A. Risk Factors — We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

The PMI Group’s principal uses of liquidity are the payment of operating costs, income taxes (which are predominantly reimbursed by its subsidiaries), principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $64.4 million at September 30, 2009 compared to $232.3 million at September 30, 2008.

Credit Facility

On May 29, 2009, our Amended and Restated Credit Agreement (the “Amended Agreement”), which replaced our prior credit facility in its entirety, became effective. We currently have $125 million outstanding under the Amended Agreement, which is the total amount of the lenders’ commitments thereunder. The Amended Agreement requires a minimum Adjusted Consolidated Net Worth (as defined under the Amended Agreement) of at least $700 million through December 31, 2009 and at least $500 million from January 1, 2010 through the maturity date of the facility of October 24, 2011.

In connection with the Amended Agreement, PMI and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the contingent note (the “QBE Note”) described below under “The QBE Note” from PMI. Upon the completion of the sale of the QBE Note to The PMI Group from PMI, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement.

Failure to comply with the covenants in the Amended Agreement or failure to pay amounts due would be events of default under our credit facility. Upon an event of default, we would likely be required to repay all outstanding indebtedness under the Amended Agreement and the lenders under the Amended Agreement would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently do not have sufficient funds at our holding company to repay the amounts outstanding under the Amended Agreement.

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

The QBE Note

In connection with the sale of PMI Australia, PMI received approximately $746 million in cash and the QBE Note in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through September 30, 2009, we do not currently expect that, as of September 30, 2009, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended September 30, 2009 (as described below). The last such report that we received was for the period ended June 30, 2009. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of the PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note. In addition, the amount payable on the QBE note is subject to reduction in the event that we are required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Australia and the sale of PMI Asia, in each case if such claims are not otherwise satisfied by April 1, 2010. QBE has not asserted any such warranty claims to date.

We pledged the QBE Note to the lenders under the Amended Agreement. Under the terms of the Amended Agreement, the size of the credit facility may be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the Amended Agreement. Under these procedures, the value of the QBE Note is subject to reduction on account of warranty claims and losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the Amended Agreement, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The Amended Agreement requires that for purposes of determining the commitment under the Amended Agreement, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended June 30, 2009) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the Amended Agreement. However, we cannot be certain that the report as of September 30, 2009 or future reports by the independent actuary will not result in any such decrease or that the independent actuary’s conclusions will be consistent with our expectations.

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

Capital Constraints

As a result primarily of higher losses and LAE, we require additional capital. The amount and timing of capital required is affected by a variety of factors, many of which are difficult to predict and may be outside of our control. These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	levels of new insurance written;

•	our ability to comply with policyholders position requirements and risk-to-capital requirements imposed by regulators or third parties;

•	determinations and views, many of which are subjective rather than quantitative in nature, of the GSEs and rating agencies;

•	performance of our investment portfolio and the extent of impairments to portions of the portfolio as a result of deteriorating capital markets;

•	financial and other covenants and event of default triggers in our credit facility;

•

the performance of PMI Europe, which is affected by, among other things, the U.S. mortgage market and changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG capital support agreements (discussed under Capital Support Obligations below).

We are significantly limiting PMI’s new business writings to conserve capital and are exploring other alternatives, including restructuring certain modified pool contracts, debt or equity offerings, obtaining reinsurance for our insurance subsidiaries’ current and/or future books of business, potentially obtaining capital or other relief under the U.S. Treasury’s Financial Stability Plan (including TARP) and/or other capital relief initiatives at PMI. Given current market conditions generally and in our industry, as well as the possibility that we may need to raise additional capital with little notice, there can be no assurance that we will be able to consummate any capital raising transactions on favorable terms, in a timely manner or at all, or that we will successfully obtain assistance under the Financial Stability Plan or other government program.

As discussed in Conditions and Trends Affecting our Business — Capital Constraints, Initiatives and Requirements, above, we completed certain capital relief initiatives effective for the third quarter of 2009, including MIC entering into excess of loss reinsurance agreements with affiliated companies and restructuring certain modified pool policies, all of which positively impacted MIC’s statutory capital as of September 30, 2009. Despite these initiatives, however, unless we raise substantial additional capital or achieve significant statutory capital relief, PMI’s policyholders position will decline and risk-to-capital ratio will increase beyond levels necessary to meet capital adequacy requirements which could occur as early as the fourth quarter of 2009. For a discussion of regulatory issues related to capital constraints and requirements, see Conditions and Trends Affecting our Business — Capital Constraints, Initiatives and Requirements, above. See also Part II, Item 1A. Risk Factors — Unless we raise capital or achieve significant capital relief, PMI likely will fail to meet various capital adequacy requirements and could be required to cease writing new business and be subject to the terms of the runoff support agreement with Allstate.

Moreover, under the terms of the Allstate runoff support agreement, PMI is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, PMI may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate. If following such time as PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of PMI’s obligations to policyholders, therefore negatively affecting PMI’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $57 million as of September 30, 2009 (less than 1% of the total original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial and total loss reserves on the remaining risk-in force were approximately $1 million as of September 30, 2009 (less than 1% of PMI’s total loss reserves as of the same date). The remaining business has an average LTV of less than 40%. See Part II, Item 1A. Risk Factors — Unless we raise capital or achieve significant capital relief, PMI likely will fail to meet various capital adequacy requirements and could be required to cease writing new business and be subject to the terms of the runoff support agreement with Allstate.

As of September 30, 2009, MIC’s risk-to-capital ratio was 18.5 to 1 compared to 16.6 to 1 at December 31, 2008 and 14.3 to 1 at September 30, 2008. As of September 30, 2009, MIC held $215.2 million in excess of the required minimum policyholders position.

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, capital lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $2.9 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities	$24,049	$27,659	$73,267	$78,817
Equity securities	2,959	5,351	11,755	16,713
Short-term investments, cash and cash equivalents and other	(543)	3,809	6,074	12,755

Investment income before expenses	26,465	36,819	91,096	108,285
Investment expenses	(485)	(494)	(1,395)	(1,477)

Net investment income	$25,980	$36,325	$89,701	$106,808

The decreases in net investment income in the third quarter and first nine months of 2009 compared to the corresponding periods in 2008 were primarily due to decreases in our pre-tax book yield. Our consolidated pre-tax book yield was 3.39% and 4.18% as of September 30, 2009 and 2008, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a higher concentration of cash and cash equivalents in our investment portfolio to maintain liquidity, which yield significantly lower interest.

Net Realized Investment Gains and Losses

Net realized investment gains and losses on investments are composed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$16,412	$10,990	$38,156	$30,723
Gross losses	(1,520)	(2,473)	(4,265)	(3,143)

Net gains	14,892	8,517	33,891	27,580
Equity securities:
Gross gains	6,993	—	11,027	24,064
Gross losses	(8,830)	(60,481)	(13,897)	(75,485)

Net losses	(1,837)	(60,481)	(2,870)	(51,421)
Short-term investments:
Net (losses) gains	(1,134)	2,061	(1,759)	1,864

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	(2,887)	—	(90,868)

Net losses	—	(2,887)	—	(90,868)

Net realized investment gains (losses) before income taxes	11,921	(52,790)	29,262	(112,845)
Income tax expense (benefit)	4,172	(18,477)	10,242	(39,496)

Total net realized investment gains (losses) after income taxes	$7,749	$(34,313)	$19,020	$(73,349)

Net investment gains for the third quarter and first nine months of 2009 resulted primarily from sales of municipal bonds in addition to sales and exchanges of equity securities. Net investment gains for the first nine months of 2009 includes other-than-temporary impairments recorded during the first quarter of 2009; upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.4 million; $1.0 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. The losses in the first nine months of 2008 include an $88.0 million loss related to the impairment of the Company’s investment in its unconsolidated subsidiary, FGIC, in the first quarter of 2008 and a $72.7 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio during the first nine months of 2008.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of September 30, 2009 and December 31, 2008. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group. As of December 31, 2008, PMI Guaranty’s assets and liabilities were merged into our U.S. Mortgage Insurance Operations.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
September 30, 2009
Fixed income securities:
U.S. Municipal bonds	$2,297,480	$—	$13,405	$2,310,885
Foreign governments	—	46,581	—	46,581
Corporate bonds	137,386	91,007	2,501	230,894
U.S. government and agencies	4,064	8,034	147	12,245
Mortgage-backed securities	2,686	—	—	2,686

Total fixed income securities	2,441,616	145,622	16,053	2,603,291

Equity securities:
Common stocks	21,822	—	—	21,822
Preferred stocks	186,733	—	—	186,733

Total equity securities	208,555	—	—	208,555
Short-term investments	999	6	1,210	2,215

Total investments	$2,651,170	$145,628	$17,263	$2,814,061

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2008
Fixed income securities:
U.S. Municipal bonds	$1,715,376	$—	$98,893	$1,814,269
Foreign governments	—	50,361	—	50,361
Corporate bonds	1,074	89,443	34,701	125,218
U.S. government and agencies	4,265	—	154	4,419
Mortgage-backed securities	1,717	—	1,482	3,199

Total fixed income securities	1,722,432	139,804	135,230	1,997,466

Equity securities:
Common stocks	5,593	—	—	5,593
Preferred stocks	216,256	—	—	216,256

Total equity securities	221,849	—	—	221,849
Short-term investments	980	—	1,300	2,280

Total investments	$1,945,261	$139,804	$136,530	$2,221,595

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio increased to $2.8 billion as of September 30, 2009 from $2.2 billion as of December 31, 2008.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, corporate bonds and U.S. and foreign government bonds. In accordance with Topic 320 our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income (loss).

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2009:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	48%	71%	92%	51%
AA	25%	6%	6%	23%
A	23%	18%	1%	22%
B	1%	0%	0%	1%
BBB	3%	3%	0%	3%
Below investment grade	—	2%	1%	—

Total	100%	100%	100%	100%

As of September 30, 2009, approximately $1.2 billion, or 32.3% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of September 30, 2009.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$346,238	9.5%
AMBAC	260,185	7.1%
FSA	239,591	6.6%
FGIC	130,079	3.6%
Other	200,976	5.5%

Total	$1,177,069	32.3%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2009, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency or, when an external rating is not available, the underlying rating is included in the not rated category.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	36%	71%	92%	39%
AA	26%	6%	6%	25%
A	31%	18%	1%	29%
B	3%	0%	0%	3%
BBB	4%	3%	1%	4%
Below investment grade	—	2%	0%	—

Total	100%	100%	100%	100%

Capital Support Obligations

PMI has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which PMI may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, PMI also guarantees timely payment of PMI Europe’s obligations. PMI also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. PMI’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of September 30, 2009, CMG MI’s risk-to-capital ratio was 16.8 to 1. PMI has an additional capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under the PMI Canada capital support agreement, as we have ceased writing new business through our Canadian operations.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) in 2009 and 2010. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay our credit facility or our senior notes if either of those obligations were required to be repaid prior to maturity. Our senior note indenture provides that, if we fail to pay the principal amount of any other indebtedness at any stated maturity or if we default on any other obligation with respect to any such other indebtedness and such default results (i) in any other indebtedness becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable and (ii) the principal amount of all such other indebtedness equals or exceeds an aggregate principal amount of $50 million or more and (iii) we do not repay such indebtedness or such acceleration is not rescinded within 30 days after receiving a notice of default from the trustee of the senior notes or the holders of at least 25% in principal amount of our senior notes, an event of default would occur under our senior notes and we could be required to repay all our outstanding senior notes.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $186.4 million in the first nine months of 2009 compared to consolidated cash flows provided by operating activities of $232.1 million in the corresponding period in 2008. Cash flows from operations decreased in the first nine months of 2009 primarily due to increases in claim payments, including accelerated claim payments in relation to the restructuring of certain modified pool policies, from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2009 due to payment of claims from loss reserves recorded by PMI in 2007 and 2008.

Consolidated cash flows used in investing activities in the first nine months of 2009, including purchases and sales of investments and capital expenditures, were $376.4 million compared to $98.0 million in the corresponding period in 2008. The increase in cash flows used in investing activities in the first nine months of 2009 compared to the corresponding period in 2008 was due primarily to increased purchases of fixed income securities. Our investing activities increased due to the rebalancing of investable assets primarily into municipal bonds. We believe we continue to maintain significant cash and cash equivalents available to pay future claims.

Consolidated cash flows used in financing activities were $74.5 million in the first nine months of 2009 compared to consolidated cash flows provided by investing activities of $200.3 million in the corresponding period of 2008. This change was driven by the funding from our line of credit of $200 million in 2008 and subsequent repayment of $75 million in 2009. For a discussion of the status of The PMI Group’s revolving credit facility, please see Liquidity and Capital Resources — Credit Facility.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries as of November 6, 2009:

	Standard & Poor’s	Moody’s	Fitch
Insurer Counterparty Credit and Financial Strength Ratings
PMI Mortgage Insurance Co.	BB-	Ba3	NR
PMI Insurance Co.	BB-	Ba3	NR
PMI Europe	BB-	B1	NR
CMG Mortgage Insurance Company	BBB+	NR	A+
FGIC	NR	NR	NR
RAM Re	BBB-	NR	NR
Issuer Credit Ratings
The PMI Group, Inc.	B-	B3	NR
Senior Unsecured Debt	B-	B3	NR
Junior Subordinated Debentures	CCC-	Caa1	NR

Recent Developments Relating to Mortgage Insurance Companies Ratings

In July 2009, PMI requested Standard & Poor’s and Moody’s Investors Service to withdraw ratings on PMI Insurance Co. and PMI Europe. On July 30, 2009, Standard & Poor’s placed its “BB-” financial strength rating on PMI Insurance Co. on CreditWatch with negative implications. This rating action has no impact on the ratings on The PMI Group, Inc. or PMI Mortgage Insurance Co. Standard & Poor’s commented that the CreditWatch placement reflected management’s decision to discontinue writing new business in PMI Insurance Co. effective August 1, 2009. As a result, Standard and Poor’s may reclassify PMI Insurance Co. as a nonstrategic entity of the Company’s mortgage insurance operations.

On July 29, 2009, Standard & Poor’s lowered its counterparty credit and financial strength ratings on CMG Mortgage Insurance Company to “BBB+” (Outlook Negative). Standard & Poor’s commented that this rating action reflected the increase in industry-wide prime mortgage defaults, which has affected higher quality mortgage insurance business such as that of CMG Mortgage Insurance Company and that CMG Mortgage Insurance Company’s operating results in the first quarter of 2009 were below expectations.

On October 27, 2009, Standard & Poor’s placed its ratings on participants in the U.S. mortgage insurance industry on CreditWatch with negative implications, with the exception of MGIC which Standard & Poor’s recently downgraded. Standard & Poor’s commented that it placed the industry on CreditWatch as a result of macroeconomic conditions continuing to have a negative impact on prime mortgage insurance books, which suggests a longer than expected loss cycle.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of September 30, 2009 and December 31, 2008 by segment and on a consolidated basis:

	As of September 30, 2009			As of December 31, 2008
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,600.0	$3,700.0	$3,138.3	$2,175.0	$3,075.0	$2,624.5
International Operations	31.4	40.8	36.7	73.4	91.3	84.8

Consolidated loss and LAE reserves	$2,631.4	$3,740.8	$3,175.0	$2,248.4	$3,166.3	$2,709.3

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

We established PMI’s reserves at September 30, 2009 based on, among other factors, our evaluation of PMI’s estimated future claim rates and average claim sizes. Management’s best estimate of reserves for losses at September 30, 2009 was approximately the mid-point of the actuarial range.

Our increase to the reserve balance in the first nine months of 2009 was primarily due to PMI’s higher primary and modified pool default inventories and higher average claim sizes and claim rates in its modified pool insurance portfolio. For a discussion of the increases in PMI’s default inventory, see Conditions and Trends — U.S. Mortgage Insurance Operations — Defaults. The increase in PMI’s average claim size in its modified pool insurance portfolio has been driven by higher actual and projected loan balances on loans going to claim and higher loss severity due to declining home prices. Higher claim rates have been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that returns to current status (referred to as cure rate). The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in millions)
Balance at January 1	$2,624.5	$1,133.1
Reinsurance recoverables	(482.7)	(35.9)

Net balance at January 1	2,141.8	1,097.2
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	1,120.0	1,237.1
Prior years	71.3	200.6

Total incurred	1,191.3	1,437.7
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(128.2)	(28.2)
Prior years	(726.0)	(549.7)

Total payments	(854.2)	(577.9)

Net balance at September 30	2,478.9	1,957.0
Reinsurance recoverables	659.4	392.7

Balance at September 30	$3,138.3	$2,349.7

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $854.2 million and $577.9 million for the periods ended September 30, 2009 and 2008, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $1.2 billion and $1.4 billion for the periods ended September 30, 2009 and 2008, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $71.3 million and $200.6 million for the periods ended September 30, 2009 and 2008, respectively. PMI’s reserve balance at January 1, 2009 includes $22.9 million of PMI Guaranty’s loss reserves, which were merged into our U.S. Mortgage Insurance Operations in 2008.

The table below breaks down the changes in reserves related to prior years by particular accident years for the nine months ended September 30, 2009 and 2008, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	September 30, 2009	December 31, 2008	September 30, 2008	December 31, 2007	September 30, 2009 vs. December 31, 2008	September 30, 2008 vs. December 31, 2007
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$1.0	$(1.6)
2003	226.8	225.9	224.5	226.8	0.9	(2.3)
2004	241.4	241.2	239.4	241.3	0.2	(1.9)
2005	271.8	272.0	269.7	270.8	(0.2)	(1.1)
2006	412.2	409.9	405.5	410.3	2.3	(4.8)
2007	1,084.8	1,042.3	1,105.4	893.1	42.5	212.3
2008	1,744.4	1,719.8	1,237.1	—	24.6	—
2009	1,120.0	—	—	—	—	—

Total					$71.3	$200.6

The $71.3 million and $200.6 million increases related to prior years’ reserves in the first nine months of 2009 and 2008, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $71.3 million increase in prior years’ reserves during the first nine months of 2009 reflected the significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size and claim rate development in the modified pool insurance portfolio partially offset by reductions in claim size on our primary insurance portfolio. The $200.6 million increase in prior years’ reserves during the first nine months of 2008 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Primary insurance	2,694.4	$2,340.0
Pool insurance	421.2	261.6
Other*	22.7	22.9

Total reserves for losses and LAE	$3,138.3	$2,624.5

The increase in primary insurance reserves is driven primarily by the receipt of notices of default and an increase in the default inventory. The increase in the pool insurance reserves is driven by adverse development in the modified pool portfolio from increases in the default inventory, claim size and claim rates, partially offset by the restructuring of certain modified pool policies in the third quarter of 2009.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$2,969.2	$2,452.6
IBNR	88.8	91.3
Cost to settle claims (LAE)	57.6	57.7
Other *	22.7	22.9

Total reserves for losses and LAE	$3,138.3	$2,624.5

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the September 30, 2009 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $148.5 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2009, the effect on pre-tax income would be approximately $4.4 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of September 30, 2009, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 17.9% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 17.2% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at September 30, 2009 of $31.0 million to $39.8 million. PMI Europe’s recorded loss reserves at September 30, 2009 were $35.9 million, which represented our best estimate and a decrease of $48.6 million from PMI Europe’s loss reserve balance of $84.5 million at December 31, 2008. The decrease to PMI Europe’s loss reserves in the first nine months of 2009 was primarily due to claim payments of $57.3 million made in respect of PMI Europe’s reinsurance of certain U.S. subprime exposures. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	September 30, 2009	December 31, 2008
	(Dollars in millions)
Loans in default	$31.4	$66.3
IBNR	4.3	17.8
Cost to settle claims (LAE)	1.1	0.7

Total loss and LAE reserves	$36.8	$84.8

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the nine months ended September 30, 2009 and 2008:

	2009	2008
	(Dollars in millions)
Balance at January 1,	$84.8	$41.6
Reinsurance recoverables	—	(1.0)

Net balance at January 1	84.8	40.6
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	6.3	9.7
Prior years	3.0	47.4

Total incurred	9.3	57.1
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(57.0)	(3.8)

Total payments	(57.0)	(3.8)
Foreign currency translation	(0.3)	(4.0)

Net balance at September 30	36.8	89.9
Reinsurance recoverables	—	1.0

Balance at September 30	$36.8	$90.9

The increases in losses and LAE incurred relating to prior years of $3.0 million and $47.4 million in the first nine months of 2009 and 2008, respectively, were primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $37.1 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $40.2 million as of September 30, 2009.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As a result of rating agency actions and other contractual requirements, PMI Europe has posted collateral, consisting of corporate securities and cash, of $28.1 million as of September 30, 2009 on CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. As of September 30, 2009, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral, was a net liability of $34.7 million. We estimate based on expected defaults and loss payments that the amount of additional collateral required to be posted will be up to $12.4 million in 2009 and up to $19.9 million in the next twelve months. The actual collateral posted at the end of 2009 will be dependent upon performance of the underlying mortgage portfolios, claim payments and the extent to which PMI Europe is successful in commuting these contracts. As of September 30, 2009, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $84.3 million, including the $28.1 million already posted.

Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. On average, the underlying loan portfolios were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk in force. Risk in force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk in force related to its CDS contracts was $4.3 billion as of September 30, 2009. Provided below are tables showing the risk in force or notional amounts by issue year, original and current credit rating, posted collateral and country for all CDS contracts as of September 30, 2009. As of September 30, 2009, the original credit ratings of our investment grade transactions were unchanged:

	Original and Current Credit Rating
Issue Year	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
2000	$—	$—	$—	$—	$—	$18	$18
2003	—	—	—	—	—	8	8
2004	—	—	—	—	—	11	11
2006	1,324	86	—	—	—	30	1,440
2007	2,294	223	145	67	36	47	2,812

Total Notional	$3,618	$309	$145	$67	$36	$114	$4,289

Posted collateral	$2	$—	$—	$—	$—	$26	$28

Maximum collateral	$2	$—	$—	$—	$—	$82	$84

Note: Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

	Original and Current Credit Rating
Country	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
France	$2,294	$223	$145	$67	$36	$—	$2,765
Germany	1,324	86	—	—	—	114	1,524

Total Notional	$3,618	$309	$145	$67	$36	$114	$4,289

Note: Notional amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of September 30, 2009.

	Original and Current Credit Rating
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
Weighted average expected life in years	0.26	0.27	0.29	0.29	0.29	2.25	0.92

Components of fair value
Expected discounted future net cash inflows (outflows)	$1.5	$0.5	$0.3	$0.3	$0.6	$(10.3)	$(7.1)
Market spread/cost of capital adjustment	(2.3)	(1.2)	(0.6)	(0.6)	(1.1)	(24.2)	(30.0)

Fair value	$(0.8)	$(0.7)	$(0.3)	$(0.3)	$(0.5)	$(34.5)	$(37.1)

Note: Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its non-investment grade CDS contracts. PMI expects to pay net cash outflows of approximately $10.3 million related to its non-investment grade CDS agreements over the next 6 years. PMI has a fair value liability of $34.5 million, which includes all expected lifetime future cash flows, against total notional exposure of $114.3 million on all non-investment grade contracts as of September 30, 2009.

Based on our expectations for default timing, loss severity and timing of exercise of call options, we do not anticipate paying losses on contracts rated ‘BBB’ or higher. When the borrowers on underlying loans are in arrears by at least 90 days, PMI Europe regards such arrears as indicative of potential future losses. As of September 30, 2009, loans that were at least 90 days in arrears represented less than 55% of remaining subordination to PMI’s layer on each investment grade transaction. To date, losses on loans underlying our investment grade transactions have not exceeded 1% of current subordination levels. To the extent expected cash losses were to exceed subordination levels, the fair values of the investment grade CDS contracts would further decline, resulting in an increase in CDS liability, which could become realized in the form of claims paid over time.

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

Investment Securities

We review all of our fixed income and equity security investments on a periodic basis for impairment, with focus on those having unrealized losses. We specifically assess all investments with declines in fair value and, in general, monitor all security investments as to ongoing risk.

We review on a quarterly basis, or as needed in the event of specific credit events, unrealized losses on all investments with declines in fair value. These investments are then tracked to establish whether they meet our established other than temporary impairment criteria. This process involves monitoring market events and other items that could impact issuers. We consider relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.

Relevant facts and circumstances considered include, but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether it is more likely than not we will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

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

We assess equity securities using the criteria outlined above and also consider whether in addition to these factors we have the ability and intent to hold the equity securities for a period of time sufficient for recovery to cost or amortized cost. Where we lack that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and we record the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit related. The estimate of the portion of impairment due to credit is based upon a comparison of ratings at purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. We obtain ratings from two nationally recognized rating agencies for each security being assessed. We also incorporate information on the specific securities from our management and, as appropriate, from our external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or more		Total
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$75,208	$(835)	$63,899	$(2,632)	$139,107	$(3,467)
Foreign governments	14,806	(1,655)	—	—	14,806	(1,655)
Corporate bonds	62,808	(3,691)	2,794	(572)	65,602	(4,263)
U.S. government and agencies	8,034	(153)	—	—	8,034	(153)

Total fixed income securities	160,856	(6,334)	66,693	(3,204)	227,549	(9,538)
Equity securities:
Common stocks	3,721	(82)	—	—	3,721	(82)
Preferred stocks	7,834	(2,166)	58,597	(11,346)	66,431	(13,512)

Total equity securities	11,555	(2,248)	58,597	(11,346)	70,152	(13,594)

Total	$172,411	$(8,582)	$125,290	$(14,550)	$297,701	$(23,132)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$801,039	$(49,171)	$460,962	$(49,416)	$1,262,001	$(98,587)
Foreign governments	6,664	(1,780)	—	—	6,664	(1,780)
Corporate bonds	25,903	(1,977)	30,423	(5,371)	56,326	(7,348)

Total fixed income securities	833,606	(52,928)	491,385	(54,787)	1,324,991	(107,715)
Equity securities:
Common stocks	5,576	(3,698)	—	—	5,576	(3,698)
Preferred stocks	20,365	(2,712)	99,294	(17,489)	119,659	(20,201)

Total equity securities	25,941	(6,410)	99,294	(17,489)	125,235	(23,899)

Total	$859,547	$(59,338)	$590,679	$(72,276)	$1,450,226	$(131,614)

At September 30, 2009, we had gross unrealized losses of $23.1 million on investment securities, including fixed maturity and equity securities that had a fair value of $297.7 million. In addition, included in the gross unrealized losses are securities that the Company determined had other-than-temporary impairments in accordance with Topic 320. Accordingly, we bifurcated these impairments between credit and non-credit impairments. We had non-credit impairments of $2.6 million on securities considered to be impaired.

The unrealized losses on foreign governments and corporate bonds as of September 30, 2009 were primarily due to foreign currency translation on securities denominated in a currency other than the functional currency as well as continuing credit issues in that sector. The unrealized losses in the preferred stock portfolio as of September 30, 2009 decreased from December 31, 2008 as a result of an overall improvement in the preferred sector as well as a change in the composition of our holdings as a result of preferred stock exchanges and dispositions throughout 2009. The change in unrealized losses on the fixed income portfolio from December 31, 2008 to September 30, 2009 was primarily due to contracting municipal bonds credit spreads.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of September 30, 2009, our investment portfolio included 120 securities in an unrealized loss position compared to 284 securities as of December 31, 2008.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. The deferred costs related to single premium policies are adjusted as appropriate for policy cancellations to be consistent with our revenue recognition policy. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. The decreases in amortization of deferred policy acquisition costs in the third quarter and nine months of 2009 compared to the corresponding periods of 2008 were primarily due to less deferrals due to lower level of NIW and an increase we made in the second half of 2008 to the period over which we amortize deferred policy acquisition costs in our U.S. Mortgage Insurance Operations as a result of higher persistency levels. PMI’s deferred policy acquisition cost asset increased to $40.7 million at September 30, 2009 from $32.3 million at December 31, 2008 and $28.1 million at September 30, 2008.

Impairment Analysis of Investments in Unconsolidated Subsidiaries

Periodically, or as events dictate, we evaluate potential impairment of our investments in unconsolidated subsidiaries. Topic 323 provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment loss would be recognized in our consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized gains or losses resulting from the sale of our ownership interests of unconsolidated subsidiaries are recognized in net realized investment gains or losses in the consolidated statement of operations.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations. A premium deficiency analysis was performed as of September 30, 2009 on a GAAP basis. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the third quarter of 2009. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating or capital losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have maintained our valuation allowance as of September 30, 2009 to approximately $253 million.

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction pursuant to Section 831 (e) of the Internal Revenue Code. The reserves are included in taxable income in future years when they are released for statutory accounting purposes or if we elect to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. The future reversal of contingency reserves would generate approximately $364 million of ordinary income that would effectively offset deferred tax assets of approximately $127 million of an ordinary nature.

Because of the limited ability to generate capital gains or other strategies to utilize unrealized capital losses during the carryback and carryover periods, however, we separately evaluated deferred tax assets of a capital nature totaling approximately $267 million that could expire before being utilized. As a result of this analysis, it was estimated that approximately $182 million of capital losses would “more-likely-than-not” expire before sufficient capital gains could be generated and the valuation allowance was adjusted, accordingly. Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

In addition to the capital losses, deferred tax assets related to foreign and California net operating losses and certain foreign tax credits were analyzed during the quarter related to deferred tax assets of $11.2 million, $7.5 million, and $78.0 million, respectively. As a result of this analysis, it was determined that approximately $6.5 million, $7.5 million and $57 million of these respective deferred tax assets would “more-likely than not” expire before being utilized, resulting in a total valuation allowance of approximately $253 million as of September 30, 2009.

Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

As of September 30, 2009, our consolidated investment portfolio excluding cash and cash equivalents was $2.8 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2009, 92.5% of our investments were fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of September 30, 2009:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$345,072
200 basis point decline	$261,875
100 basis point decline	$146,233
100 basis point rise	$(150,767)
200 basis point rise	$(332,887)
300 basis point rise	$(505,853)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 6.1 as of September 30, 2009.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of September 30, 2009 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of September 30, 2009, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(17,409)	$(2,576)	$(19,985)
10% decline	$(11,606)	$(1,717)	$(13,323)
5% decline	$(5,803)	$(859)	$(6,662)
5% rise	$5,803	$859	$6,662
10% rise	$11,606	$1,717	$13,323
15% rise	$17,409	$2,576	$19,985

Foreign currency translation rates as of September 30,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2009	1.4640	0.9351
2008	1.4093	0.9394

The changes in the foreign currency exchange rates from 2008 to 2009 positively affected our investments in our foreign subsidiaries by $4.3 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of September 30, 2009, $0.2 billion, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of September 30, 2009, $19.4 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated primarily in U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of September 30, 2009 and 2008. The value of the Euro and Canadian dollar weakened relative to the U.S. dollar as of September 30, 2009 compared to September 30, 2008.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $37.1 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $40.2 million as of September 30, 2009.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. We estimate the life of contract to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial conditions and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and credit spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at our expected call date or have deviated from our expected call date in lengths of time that are not significant.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following two tables summarize the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread and cost of capital as of September 30, 2009, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors. We have selected smaller hypothetical percentage changes with respect to cost of capital, which are incorporated in our non-investment grade modeling, as our recent historical experience with this factor would suggest much less volatility than changes in market spreads.

Change in cost of capital	Estimated (Decrease)/Increase in Liability
(USD in thousands)
35% decline	$(8,107)
25% decline	$(5,755)
10% decline	$(2,881)
10% rise	$2,254
25% rise	$5,585
35% rise	$7,774

Change in market spread	Estimated (Decrease)/Increase in Liability
(USD in thousands)
95% decline	$(5,478)
75% decline	$(4,325)
50% decline	$(2,883)
50% rise	$2,883
75% rise	$4,325
95% rise	$5,478

Debt Instruments

Effective January 1, 2008, The PMI Group, Inc. adopted Topic 820 and the fair value option outlined in Topic 825. In particular, the Company elected to adopt the fair value option outlined in Topic 825 for certain corporate debt liabilities on the adoption date. The fair value of these corporate debt instruments is measured under level 2 of the fair value hierarchy and is derived from independent pricing services that use observable market data for similar transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in the Company’s credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in the Company’s credit spreads as of September 30, 2009, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability
(USD in thousands)
300 basis point decline	$52,110
200 basis point decline	$32,765
100 basis point decline	$15,480
100 basis point increase	$(13,975)
200 basis point increase	$(26,640)
300 basis point increase	$(38,190)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of September 30, 2009, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

On July 1, 2009, the Court issued an order granting our motion to dismiss the consolidated actions on the ground that the plaintiffs had not adequately pleaded the element of scienter (i.e., that the defendants acted either intentionally or with deliberate recklessness). The Court’s order permitted the plaintiffs to file an amended complaint to attempt to cure the pleading defect in the scienter allegation by July 24, 2009. On that date, the plaintiffs filed a first amended complaint in the consolidated actions. On September 2, 2009, the defendants filed a motion to dismiss the amended complaint. On November 2, 2009, the Court issued an order denying the defendants’ motion to dismiss and scheduled a case management conference for December 16, 2009.

In April 2008, The PMI Group and certain of our executive officers and directors were named in two shareholder derivative suits; the first, filed in the United States District Court for the Northern District of California, Case No. CV 082046 (The Port Authority of Allegheny Retirement and Disability Allowance Plan for Employees Represented by Local 85 of the Amalgamated Transit Union v. L. Stephen Smith, W. Roger Haughton, David H. Katkov, Donald P. Lofe, Jr., Mariann Byerwalter, Dr. James C. Castle, Carmine Guerro, Wayne E. Hedien, Louis G. Lower, II, Raymond L. Ocampo, Jr., John D. Roach, Kenneth T. Rosen, Steven L. Scheid, Jose H. Villarreal, Mary Lee Widener, Ronald H. Zech, and The PMI Group, Inc., Nominal Defendant), and the second suit filed in the Superior Court of the State of California, County of Contra Costa, Case No. C 08-01068 (Jorge Torres, Derivatively on Behalf of The PMI Group, Inc. v. L. Stephen Smith, Victor J. Bacigalupi, Bradley M. Shuster, Joanne M. Berkowitz, David H. Katkov, Lloyd A. Porter, Daniel L. Roberts, Thomas H. Jeter, Donald P. Lofe, Jr., Kenneth T. Rosen, John D. Roach, James C. Castle, Ronald H. Zech, Wayne E. Hedien, Mary Lee Widener, and Raymond L. Ocampo), respectively. Both of these suits assert various acts and/or omissions against the defendants. Both actions were stayed by stipulation of the parties and court orders based on the stipulations until completion of the motion to dismiss phase of the securities litigation described above.

On August 28, 2008, PMI Mortgage Insurance Co. (“PMI”) rescinded coverage on 5,565 loans that IndyMac Bank delivered to PMI for coverage in 2007 under a lender paid mortgage insurance (“LPMI”) program on the ground that IndyMac had failed to deliver the loan files to PMI for review as required by the policy. On September 12, 2008, IndyMac Federal Bank, FSB (“IndyMac”), by the Federal Deposit Insurance Corporation (“FDIC”) as Conservator, filed a complaint against PMI in the United States District Court for the Northern District of California alleging that PMI improperly rescinded mortgage insurance coverage on the 5,565 loans. The complaint sought declaratory and injunctive relief and reformation and requested damages against PMI in an unspecified amount. Thereafter, on October 31, 2008, IndyMac, by the FDIC as Conservator, filed an amended complaint which included allegations related to PMI’s rescission of coverage on certain additional ineligible interest-only loans rescinded on October 3, 2008, and, filed a second amended complaint on January 9, 2009, adding additional allegations including allegations related to the FDIC’s rights and powers as conservator/receiver. PMI filed an answer to the Second Amended Complaint on February 26, 2009. On March 19, 2009, the FDIC caused substantially all of IndyMac Federal Bank’s assets, including its servicing rights with regard to the 5,565 loans, to be sold to OneWest Bank, FSB. On May 29, 2009, PMI filed an action against the FDIC as Receiver for IndyMac Federal Bank in the United States District Court for the Central District of California seeking declaratory relief and damages related to the lender paid mortgage insurance loans. On June 30, 2009, PMI and the FDIC entered into a settlement agreement. Under the settlement, each party dismissed its lawsuit against the other. Each party will bear its own fees and costs for the litigation. Following the settlement, PMI is addressing insurance coverage issues relating to these loans with OneWest.

On January 26, 2009, PMI was served with a complaint filed by Bayview Loan Servicing, LLC (“Bayview”) in California Superior Court. The complaint alleges that PMI improperly rescinded mortgage insurance coverage on a group of what PMI believes to be approximately 39 loans which Bayview acquired from Alliance Bancorp. PMI filed an answer to Bayview’s complaint in March 2009. Both parties reported to the court in connection with a required case management conference statement filed in early June, 2009 that they would be willing to engage in mediation as a form of alternative dispute resolution. To date, PMI has responded to initial written discovery from Bayview and has served Bayview with written discovery. The court has ordered that the parties participate in a mediation by the end of November 2009.

The rise in the numbers of rescissions has resulted in lenders and policyholders increasingly challenging the factual basis of rescissions of coverage on individual loans and our general right to rescind coverage under the terms and conditions of PMI’s master policies, which could potentially impact a significant number of rescinded loans. As a result, we expect that PMI will engage in litigation related to some portion of these challenged rescissions if we are unable to resolve them informally. Such litigation is likely to be costly even if we are ultimately successful in defending against such claims. Moreover, if we are unsuccessful in defending these claims, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which would negatively impact our statutory capital and could materially harm our results of operations.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors below and contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

We currently have outstanding borrowings of $125 million under our credit facility. At September 30, 2009, The PMI Group held cash and marketable securities of $64.4 million. The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s principal sources of funds have been dividends from its insurance subsidiaries and income from its investment portfolio. State insurance regulations restrict the amount of dividends that may be paid by The PMI Group’s insurance subsidiaries without the consent of the applicable regulator. As a result of, among other things, PMI’s losses and the decline in its capital position, PMI did not pay dividends to The PMI Group in 2008 or the first nine months of 2009, and we do not expect that PMI will be able to pay dividends in the remainder of 2009 or in 2010. As discussed under There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all below, the substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, limit our ability to obtain debt or equity financing in capital markets transactions or from private sources.

Under the terms of the Amended Agreement for our credit facility, we are required to maintain a minimum Adjusted Consolidated Net Worth (as defined in the facility) of at least $700 million through December 31, 2009, and at least $500 million from January 1, 2010 through the maturity date of the facility of October 24, 2011. In addition, under the Amended Agreement, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. For example, under the Amended Agreement, the size of the credit facility could be reduced if the value of the QBE Note decreases, including as a result of quarterly estimates prepared by an independent actuary. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds — The PMI Group Liquidity — The QBE Note. The value of the QBE Note will depend on a number of factors that are beyond our control and difficult to predict, including judgments by the independent actuary as to ultimate projected losses on the PMI Australia insurance policies as of June 30, 2008 that were acquired by QBE. We cannot be certain that we will not be required to repay the credit facility in whole or in part as a result of a decline in the value of the QBE Note or otherwise.

Failure to comply with the covenants or failure to pay amounts due under the Amended Agreement would be events of default under our credit facility. Upon an event of default, we would likely be required to repay all outstanding indebtedness under the credit facility and the lenders under the credit facility would have the right to terminate their loan commitments under the facility. In addition, an event of default under the facility, if not cured within 30 days after notice from the trustee for our senior notes or from holders of our senior notes, would cause an event of default under our outstanding senior notes and could require us to repay all our outstanding senior notes. We currently do not have sufficient funds at our holding company to repay the credit facility or the senior notes.

If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

In connection with the sale of PMI Australia, PMI received approximately $746 million in cash and the QBE Note in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through September 30, 2009, we do not currently expect that, as of September 30, 2009, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report with respect to the loss performance of PMI Australia’s insurance policies as of September 30, 2008, prepared by an independent actuary as of September 30, 2009. The last such actuarial report that we received was as of June 30, 2009. In addition, ultimate projected losses have increased over the last several quarters and may continue to increase. The performance of such policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of such PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note. In addition, the amount payable on the QBE Note is subject to reduction in the event that PMI is required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Australia or TPG is required to satisfy claims for breach of warranty under the agreements entered into for the sale of PMI Asia, in each case if such claims are not otherwise satisfied by April 1, 2010. QBE has not asserted any such warranty claims to date.

We cannot be sure that the amount due on the QBE Note will not be reduced. In addition, the QBE Note is an unsecured obligation of the note issuer, and we cannot be certain that the note issuer will be able to make payment on the QBE Note when due. Any of these events would impair our ability to recover the full value of the QBE Note, reduce or eliminate the lenders’ commitments under the Amended Agreement and require us to repay the amount borrowed under the Amended Agreement to the extent in excess of the commitments. Any such failure to recover payment in full of the QBE Note or required repayment could materially impair our liquidity. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Funds — The PMI Group Liquidity — The QBE Note.

Unless we raise capital or achieve significant capital relief, PMI likely will fail to meet various capital adequacy requirements and could be required to cease writing new business and be subject to the terms of its runoff support agreement with Allstate.

In sixteen states, if a mortgage insurer does not meet a required minimum policyholders position or it exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its risk-to-capital ratio falls below the limit or its policyholders position meets the minimum, as applicable. In certain of those states, the applicable regulations require a mortgage insurer to immediately cease writing new business if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. North Carolina, Arizona and California recently adopted legislation giving the respective state’s insurance regulators such discretion. North Carolina’s new law was effective

July 1, 2009, Arizona’s new law is effective November 24, 2009 and California’s new law is effective January 1, 2010. Thirty-four states do not have specific capital adequacy requirements for mortgage insurers. We and other mortgage insurers continue to discuss with the remaining states that have regulations requiring a mortgage insurer to immediately cease writing new business if capital adequacy requirements are not met, the potential adoption of legislation similar to the new laws enacted in Arizona, California and North Carolina.

PMI’s principal regulator is the Arizona Department of Insurance (the “Department”). In part in anticipation of the legislative change effective in the fourth quarter of 2009 in Arizona, the Department notified PMI in the third quarter of its intent to conduct a limited scope examination to determine, among other things, whether to exercise discretion and permit PMI to continue writing new business in the event PMI fails to maintain minimum policyholders position required by Arizona law. In response to the Department’s examination, PMI has provided extensive information to the Department relating to its capital, risk-in-force, loss reserves, claims procedures, underwriting, liquidity and investments. We believe that the Department currently intends to conclude its limited scope examination in the fourth quarter of 2009.

In October 2009, the Arizona Bankers Association filed a Petition for Special Action before the Arizona Supreme Court, challenging the constitutionality of a portion of Arizona House Bill 2008. House Bill 2008 was the legislation that included, among other items, the recent revision to Arizona’s mortgage insurance laws that is described above; the challenged portion does not relate to the mortgage insurance law revisions. The Petition for Special Action argues, among other things, that the relevant section of House Bill 2008 is invalid under the Arizona Constitution on the basis that (1) the relevant section exceeded the scope of the subjects mentioned in the call for the special legislative session at which it was enacted, (2) House Bill 2008 encompasses a variety of unrelated subjects and (3) House Bill 2008 combines unrelated appropriations and other general legislation into a single, non-general appropriations bill. The Arizona Supreme Court has not yet announced whether it will hear the matter. If the Arizona Supreme Court were to determine to hear the matter, and if it were to determine that House Bill 2008 (including the portions that revised the mortgage insurance laws) is unconstitutional, the Arizona insurance regulator could lose the discretion to determine that PMI could continue writing new business if its policyholders position were to fall below the required levels, at least until such time, if any, as new legislation providing for the exercise of such discretion is enacted.

If we fail to meet the minimum policyholders position required by Arizona law and the Department does not exercise its discretion to permit PMI to continue writing new business, we would be required to suspend writing new business in all states. In addition, we believe that certain insurance regulators could interpret their respective states’ statutes to require a mortgage insurer to suspend writing business in all states if it fails to meet the applicable capital adequacy requirement of their respective states. We cannot predict whether and under what circumstances an insurance regulator, including the Department, might exercise its discretion to permit PMI to write new business. Moreover, even if an insurance regulator were to exercise its discretion to permit PMI to continue writing new business, we may be unable to write new business in other states in which PMI fails to meet regulatory capital requirements, and regulators in certain other states could take the position that PMI must suspend writing new business nationwide. In states that do not have capital adequacy requirements, it is not clear what actions the applicable insurance regulators would take if we failed to meet the capital adequacy requirement established by another state. Accordingly, if PMI fails to meet the capital adequacy requirements in one or more states, PMI may have to immediately suspend writing business in some or all states in which it does business.

We are in discussions with one state regarding its interpretation of that state’s financially hazardous condition regulation generally applicable to licensed insurance companies and that state’s interpretive position that we are in violation of that regulation. If we are unsuccessful in those discussions, we may be required to cease writing business in a state that represented approximately 2.6% of PMI’s NIW in 2008, 4.1% of PMI’s NIW in the nine months ended September 30, 2009 (and that generally has accounted for an increasing portion of PMI’s NIW throughout 2009) and 3.9% of PMI’s insurance in force as of September 30, 2009. There can be no assurances that we will be successful in those discussions. In addition, although no other state has taken a similar interpretive position to date, there can be no assurance that other states, most of which have similar regulations, will not take similar interpretive positions with respect to regulations in effect in those states.

At September 30, 2009, MIC exceeded its minimum policyholders position under Arizona law by $215.2 million, and MIC’s risk-to-capital ratio was 18.5 to 1.

Based on current conditions and expected future trends, we believe that we will continue to incur material losses. The ultimate amount of losses will depend in part on general economic conditions, including the health of credit markets, home price fluctuations and unemployment rates, all of which are difficult to predict. Unless we raise substantial additional capital or achieve significant statutory capital relief, we expect that PMI’s policyholders position will likely decline and its risk-to-capital ratio will increase beyond levels necessary to meet capital adequacy requirements in Arizona and other states as early as the fourth quarter of 2009. If this were to occur, PMI could be required to immediately suspend writing new business in some or all states. Any such failure to meet the capital adequacy requirements of one or more states could have a material adverse impact on our financial condition, results of operations and business. See Our plan to write certain new mortgage insurance in a subsidiary of PMI may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states, below.

Under the terms of our runoff support agreement with Allstate Insurance Company, PMI is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, if PMI’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, PMI may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as PMI’s risk-to-capital ratio were to exceed 23 to 1, Allstate Insurance Company were to make any payments on account of specified third party claims, or if PMI’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires PMI to transfer substantially all of its liquid assets to a trust account for the payment of PMI’s obligations to policyholders. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $57 million as of September 30, 2009 (less than 1% of the original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial and total loss reserves on the remaining risk-in-force were approximately $1 million as of September 30, 2009 (less than 1% of PMI’s total loss reserves as of the same date). The remaining business has an average LTV of less than 40%. Any failure to meet the capital requirements set forth in the runoff support agreement with Allstate Insurance Company could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

Our plan to write certain new mortgage insurance in a subsidiary of PMI may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

In the event that PMI is unable to continue to write new mortgage insurance in one or more states, we are working on a plan to enable us to write new mortgage insurance in those states by an existing subsidiary of PMI, currently known as Commercial Loan Insurance Corporation (“CLIC”), to be renamed PMI Mortgage Assurance Co. (“PMAC”). PMAC is currently licensed to write insurance in all states except Connecticut, Michigan and New York.

In several other states, PMAC will need to revise the line of insurance business it is authorized to transact so that it may begin writing residential mortgage guaranty insurance in those states. There is no guarantee that PMAC will be able to obtain insurance licenses in Connecticut, Michigan or New York or revise its existing licenses in other impacted states. In addition, among other things, before PMAC can begin writing new business, the Arizona and Wisconsin Departments of Insurance must approve its redomestication from Wisconsin to Arizona, the Arizona Department and/or the GSEs may require, or require approval for, a capital contribution from PMI to PMAC, and the GSEs must approve PMAC as an eligible mortgage insurer. We have had preliminary discussions with the Arizona and Wisconsin Departments of Insurance and the GSEs regarding PMAC. There can be no assurance that we will obtain, in a timely fashion or at all, the approvals necessary to allow PMAC to write new insurance in states in which PMI would be prohibited from writing new business, and there is no assurance that the capital contribution, if any, to PMAC will be approved by the Arizona Department and/or the GSEs, or that any such capital contribution will be sufficient. In the event PMI is prohibited from writing new business in certain states, there is no assurance that PMAC would be able to obtain, or timely obtain, the appropriate insurance licenses in such states. In addition, certain customers may choose not to purchase mortgage insurance from us in any state in the event that we cannot offer mortgage insurance through the combined companies in all fifty states. Our inability to successfully and timely implement this plan, in the event PMI is unable to continue writing new mortgage insurance in certain states, could have a material adverse impact on our financial condition, results of operations and business.

There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

As a result of continued losses in 2008 and the first nine months of 2009, and our expectation that we will continue to incur significant losses, we expect that we will need to procure significant amounts of additional capital in the next several quarters and as early as the fourth quarter of 2009. In response to our capital constraints, we are limiting our new insurance writings. We are also exploring capital alternatives to enhance our liquidity and capital at PMI and The PMI Group, including restructuring certain pool contracts, debt or equity offerings, obtaining reinsurance for PMI’s current and/or future books of business, potentially obtaining capital or other relief under U.S. Treasury’s Financial Stability Plan (including the Troubled Asset Relief Program, or TARP) and/or other capital relief initiatives at PMI.

The amount and timing of capital we require could depend on a number of factors, such as:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, unemployment, default and cure rates and losses and LAE;

•	levels of new insurance written;

•	our ability to comply with policyholders position requirements and risk-to-capital requirements imposed by regulators or third parties;

•	rating agencies and GSE requirements and determinations;

•	the performance of our investment portfolio and the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets;

•	financial and other covenants and event of default triggers in our credit facility;

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

The substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, limit our ability to obtain debt or equity financing in capital markets transactions or from private sources.

We cannot be sure that we will be able to raise capital on favorable terms and in the amounts that we require, or at all. In addition, continued losses or additional ratings downgrades could make it more difficult for us to raise the necessary capital. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid an adverse action by a third party, we cannot be sure that the transaction could be completed in a timely manner to avoid such action. The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. If we were to obtain equity financing for a significant portion of our capital needs, any such financing would likely be significantly dilutive to our existing shareholders or result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock, or both. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would have a dilutive effect on our future earnings, if any.

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

In recent years, mortgage insurers, including PMI, have been involved in litigation with policyholders regarding the rescission of mortgage insurance coverage on individual loans under the terms of the insurers’ master policies where the mortgage insurers discovered misrepresentations by, for example, a borrower, lender or an agent of the lender. Based upon PMI’s recent investigations, industry data and other data, we believe that there were unexpectedly and significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. We believe that mortgage investors are requiring significantly higher levels of mortgage repurchases by mortgage originators as a result of the unexpectedly high levels of fraudulent, negligent or otherwise noncompliant mortgage loan origination. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI has substantially increased. Between September 30, 2008 and September 30, 2009, we have rescinded loans with an aggregate risk in force of approximately $707 million.

As a result of these rescissions, we have reduced our loss reserves and/or risk in force for the corresponding policies. When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. As we expect rescission activity to remain at current levels through the remainder of 2009, projected future rescission activity is also materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions or actual future rescission activity is lower than projected, we would be required to increase our loss reserves in future periods. If we are unsuccessful in defending these rescissions, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which could materially harm our results of operations.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. In our loss reserve estimation process, we do not include claim denials in our delinquent inventory and, therefore, do not incorporate them into our loss reserve estimates. Levels of claim denials have increased in 2008 and 2009 and we expect that they will remain high or increase during the remainder of 2009. Between September 30, 2008 and September 30, 2009, we have claim denials with an aggregate risk in force of approximately $353 million. If our servicing customers ultimately produce a loan origination file on such loans, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility, which historically has occurred infrequently. There can be no assurance, however, that the frequency will not increase in the future or that our loss reserve estimates adequately provide for such occurrences.

We are subject to heightened litigation risk related to rescissions.

We believe the rise in the numbers of rescissions heightens the risk of litigation concerning our rescission decisions. As we continue to review our insured loan portfolios, we will likely rescind more insurance policies in the future. The rise in the numbers of rescissions has resulted in lenders and policyholders increasingly challenging our specific rescissions of coverage on individual loans and our general right to rescind coverage under the terms and conditions of PMI’s master policies. Part II. Item 1. Legal Proceedings, above, discusses certain rescission-related litigation in which PMI is currently involved. In addition to the litigation discussed in that section, certain policyholders are contesting PMI’s rescissions of large groups of loans, and as a result, we expect that PMI will engage in litigation related to some portion of these challenged rescissions if we are unable to resolve them informally. Addressing such disputes through litigation or otherwise is likely to be costly even if we are ultimately successful in defending against such claims. As discussed in We establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, and because our loss reserve estimates are subject to uncertainties, our actual losses may substantially exceed our loss reserves above, if we are not successful in defending these rescissions, we would need to re-establish loss reserves for, and re-assume the risk on, such rescinded loans, which could materially harm our financial condition and results of operations.

Due to higher losses, we may be required to record a premium deficiency reserve in the future.

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

A premium deficiency analysis was performed on a U.S. GAAP basis, as of September 30, 2009, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first nine months of 2009. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in any future reporting periods, which could indirectly trigger an event of default under our credit facility and would negatively affect our financial condition and results of operations.

If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

The GSEs are the beneficiaries of a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Accordingly, changes in the following or other GSE policies and practices with respect to mortgage credit enhancement could significantly affect our business:

•	level of private mortgage insurance coverage lenders may select when private mortgage insurance is used as the required credit enhancement on low down payment mortgages;

•	amount of loan level delivery fees that the GSEs assess on loans that require mortgage insurance;

•	loan eligibility standards for loans purchased by the GSEs, which impact the conforming mortgage loan origination market, including loan quality and availability;

•	terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law; and

•	GSE loss mitigation programs on insured mortgages and the circumstances in which mortgage servicers must implement such programs.

In the past, the GSEs have had programs under which for certain loans lenders could choose a mortgage insurance coverage percentage that was the minimum required by the GSEs’ charters, or “charter coverage”, rather than a higher, or “standard coverage”, with the GSEs paying a lower price for loans with charter coverage. The GSEs also have had programs known as “reduced coverage”, under which on certain loans lenders could choose a coverage level that was higher than charter coverage but lower than standard coverage. PMI charges lower premium rates for charter or reduced coverage commensurate with the reduced risk. In September 2009, Fannie Mae announced that, effective January 1, 2010, it would give lenders the option of selecting charter coverage on a broader array of loans and eliminate reduced coverage altogether. We cannot predict how frequently lenders will select charter coverage rather than standard coverage on loans PMI insures after January 1, 2010 and the effect of Fannie Mae’s announcement on PMI’s business is difficult to quantify. Fannie Mae’s expansion of charter coverage is expected to have both short-term and long-term impacts on PMI’s business and could result in a short-term capital benefit to PMI. Because PMI’s risk in force on insured loans with charter coverage would be less than the risk in force on loans with standard coverage, PMI would be required to hold less capital against such loans, which could potentially improve PMI’s capital outlook. However, the longer Fannie Mae holds open the option of charter coverage on a broader array of loans it will purchase, to the extent lenders selling loans to Fannie Mae choose loans with charter coverage more frequently, over time our premium revenues would be reduced and we could experience adverse effects in our business.

The placement of the GSEs into the conservatorship of the Federal Housing Finance Agency increases the likelihood that the U.S. Congress will examine the role and purpose of the GSEs in the U.S. housing market and potentially propose certain structural and other changes to the GSEs. New federal legislation or programs could reduce the level of, or eliminate, the purchase of private mortgage insurance by the GSEs, or fundamentally change the manner in which the GSEs utilize credit enhancement. The Obama administration has announced that it will announce its plans regarding the future of the GSEs in early 2010. Changes in the GSEs’ practices could have a material adverse effect on our business, harm our ability to compete and reduce the profitability of the mortgage insurance business generally and our business in particular.

Our revenues and profits could decline if PMI loses market share as a result of actions we have taken to limit new insurance written, increased industry competition and mortgage lenders and investors selecting alternatives to private mortgage insurance.

The principal sources of PMI’s competition include other private mortgage insurers, several of which are wholly-owned subsidiaries of public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have, as well as the various alternatives to private mortgage insurance discussed below.

As a result of the severe downturn in the housing, mortgage and capital markets, we believe that the private mortgage insurance market has significantly contracted during 2009. In addition, we believe that certain of the changes that we made during 2008 and 2009 in order to conserve capital, including tightening our underwriting guidelines and reducing or ceasing new insurance written with certain of our customers, may have made it more difficult to compete as we seek to write new business. Other changes we have made and actions we have taken, such as the termination of our contract underwriting operations, could have negatively impacted our relationships with certain of our current and former customers and may impact our ability to maintain or gain market share. As a result of these and other factors, we may be unable to write new business at desired levels, even taking into account current capital constraints, and may be unable to fully increase levels of activity in the event we obtain additional capital or capital relief and/or market conditions otherwise improve. Any of these conditions may adversely affect our market share and competitive position, which could adversely affect our business.

Given the recent changes in industry conditions, we not only face increased competition from existing private mortgage insurers, but also from other sources. For example, tighter underwriting guidelines adopted industry-wide by private mortgage insurers have resulted in greater demand for mortgage insurance from the FHA. As a result of federal legislation providing the FHA with greater competitive flexibility, the FHA has substantially increased its market share since early 2008 and is a significant competitor of ours. In addition, we believe that the difficult conditions and resulting capital constraints facing mortgage insurers have provided opportunities for new entrants in the private mortgage insurance industry, and we expect that we may face increased competition from new competitors as well. One new private mortgage insurer announced that it has obtained licenses in multiple states, is in the process of obtaining licenses in other states, secured equity funding and has purchased an information technology and operating platform from Triad Guaranty Inc., a mortgage insurer in runoff.

In addition to private providers of mortgage insurance, we also face competition from alternatives to private mortgage insurance, including the following:

•	government mortgage insurance programs, including those of the FHA and the VA;

•	the GSEs pursuing arrangements that meet their charter requirement for buying loans with LTVs over 80% that do not involve the use of mortgage insurance;

•	lenders and investors holding mortgages in their portfolios and self-insuring; and

•	mortgage lenders maintaining lender recourse or participation with respect to loans sold to the GSEs.

The above alternatives to private mortgage insurance, or other alternatives to private mortgage insurance that may develop, could further reduce the market opportunities for private mortgage insurers and result in further increased competition, any of which could negatively impact our financial condition and results of operations.

Any failure of PMI to effectively compete could adversely affect our financial condition and results of operations.

The extent to which loan modification and other similar programs provide benefit to PMI is uncertain.

In order to reduce foreclosures, the federal government, including through the FDIC and the GSEs, and some lenders have adopted programs to modify residential mortgage loans to make them more affordable to borrowers. These programs are in their early stages and are continuing to be developed, changed and refined. The effect of these programs on PMI depends, among other things, on the number of loans in PMI’s portfolio that will ultimately qualify for modification and the re-default rate of the loans that ultimately are modified. Our estimates of the number of loans that may qualify for modification programs are inherently uncertain. Because re-default rates can be affected by a number of factors (including changes in housing values and unemployment), we cannot predict what the ultimate re-default rate will be. Accordingly, we cannot be certain what the benefits of these programs will be for PMI or whether these programs will provide material benefits to PMI.

We are exposed to risk in the winding down of our European and Canadian operations.

Substantial risks remain in the winding down of our European operations as a result of the sustained adverse economic conditions in the United States and, to a lesser degree, the European Union. As a result of PMI Europe’s exposure to U.S. subprime risk under reinsurance agreements and the continued losses associated with such risk, PMI Europe incurred additional losses of $5.9 million and paid claims of $53.7 million during the nine months ended September 30, 2009. If the performance of these exposures continues to deteriorate, PMI Europe will continue to experience increased losses and increases to its loss reserves, which could have a material adverse effect on our results and financial condition.

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. As of September 30, 2009, PMI Europe had posted collateral of $28.1 million on its CDS transactions. As of September 30, 2009, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $84.3 million, including the $28.1 million already posted. We estimate, based on expected defaults and loss payments, that the amount of additional collateral required to be posted will be up to $12.4 million in 2009 and up to $19.9 million in the next twelve months. The actual collateral posted at the end of 2009 will depend upon performance of the underlying mortgage portfolios, claim payments and the extent to which PMI Europe is successful in commuting these contracts. If PMI Europe is required to post additional collateral, our financial condition could be impaired.

As a result of changes in the fair value of its CDS contracts, PMI Europe’s financial results have been volatile. The fair value of derivative liabilities was $37.1 million and $54.5 million as of September 30, 2009 and December 31, 2008, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. The fair values of PMI Europe’s CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations, which are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. See Note 8, Fair Value Disclosures, to our Consolidated Financial Statements for PMI Europe’s methodology in estimating the fair value of its CDS contracts. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820, we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $40.2 million as of September 30, 2009.

As discussed in Note 8, Fair Value Disclosures, to our Consolidated Financial Statements, in estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts.

Although we do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows, higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations.

All of the above risks could result in material losses to PMI Europe in our winding down of its operations and, if significant enough in the aggregate, could require PMI to make additional capital contributions to PMI Europe pursuant to its capital support agreements, which could harm the financial condition of PMI.

PMI Canada’s insured loan portfolio is composed of non-conforming loans with short-term maturities, ranging from three to seven years from the loan origination date. As a result of the significant contraction in the availability of mortgage products for non-prime borrowers, the borrowers who obtained the short-term loans in PMI Canada’s portfolio may, when their loans become due, be unable to qualify for renewal or refinancing of such loans. The majority of such loans in PMI Canada’s portfolio (approximately $33.7 million of risk in force as of October 2, 2009) will mature in the second half of 2010. We understand that some mortgage industry groups are attempting to work with the Canadian government to propose a solution to assist borrowers who may have difficulty renewing or refinancing their loans. There is no guarantee that the Canadian government or industry groups will create a successful solution or that they will successfully prevent significant borrower defaults. If a material percentage of borrowers holding short-term loans insured by PMI Canada default in 2010, we expect PMI Canada’s losses to significantly increase.

We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets.

As of September 30, 2009, we had $107 million of net deferred tax assets. Topic 740 Income Taxes requires deferred tax assets to be reduced by a valuation allowance, with a corresponding charge to net income, if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Our management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis, based on, among others, the severity and frequency of operating or capital losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives.

Due to our cumulative operating losses and the continuing economic downturn, we may not have sufficient taxable income to realize all of our deferred tax assets. As a result, we may be required to record a full or partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which could result in a material adverse effect on our results of operations and financial condition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of Deferred Tax Assets for more discussion.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Index to Exhibits are furnished as part of this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 6, 2009	/s/ DONALD P. LOFE, JR.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

November 6, 2009	/s/ THOMAS H. JETER
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.