Form 10-Q
period 2010-03-31
PMI GROUP INC
filed 2010-04-26
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	April 21, 2010	83,010,604

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$161,565	$188,094
Net investment income	26,688	34,605
Net realized investment gains (losses)	7,433	(6,051)
Change in fair value of certain debt instruments	(40,813)	18,476
Other income	1,724	9,940

Total revenues	156,597	245,064

LOSSES AND EXPENSES
Losses and loss adjustment expenses	350,825	382,947
Amortization of deferred policy acquisition costs	3,876	3,345
Other underwriting and operating expenses	33,859	40,021
Interest expense	9,523	11,852

Total losses and expenses	398,083	438,165

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(241,486)	(193,101)
Equity in losses from unconsolidated subsidiaries	(4,410)	(2,446)

Loss from continuing operations before income taxes	(245,896)	(195,547)
Income tax benefit from continuing operations	(88,909)	(80,286)

Loss from continuing operations	(156,987)	(115,261)
Loss from discontinued operations, net of taxes	—	(30)

NET LOSS	$(156,987)	$(115,291)

PER SHARE DATA
Basic loss from continuing operations	$(1.90)	$(1.41)
Basic income from discontinued operations	—	—

Basic net loss	$(1.90)	$(1.41)

Diluted loss from continuing operations	$(1.90)	$(1.41)
Diluted income from discontinued operations	—	—

Diluted net loss	$(1.90)	$(1.41)

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,092,834	$2,355,188
Equity securities:
Common	32,128	29,090
Preferred	172,776	186,023
Short-term investments	1,632	2,232

Total investments	2,299,370	2,572,533
Cash and cash equivalents	859,131	686,891
Investments in unconsolidated subsidiaries	135,241	139,775
Related party receivables	1,505	1,254
Accrued investment income	28,151	35,028
Premiums receivable	55,684	56,426
Reinsurance receivables and prepaid premiums	60,176	52,444
Reinsurance recoverables	666,298	703,550
Deferred policy acquisition costs	42,642	41,289
Property, equipment and software, net of accumulated depreciation and amortization	97,105	101,893
Prepaid and recoverable income taxes	48,728	50,250
Deferred income tax assets	229,660	178,623
Other assets	87,375	21,561

Total assets	$4,611,066	$4,641,517

LIABILITIES
Reserve for losses and loss adjustment expenses	$3,290,593	$3,250,100
Unearned premiums	69,866	72,089
Debt (includes $248,227 and $213,648 measured at fair value at March 31, 2010 and December 31, 2009)	424,570	389,991
Reinsurance payables	34,747	36,349
Pension liability	39,354	37,617
Related party payables	756	1,865
Other liabilities and accrued expenses	173,753	126,419

Total liabilities	4,033,639	3,914,430

Commitments and contingencies (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 119,313,767 shares issued; 83,006,319 and 82,580,410 shares outstanding	1,193	1,193
Additional paid-in capital	862,735	873,010
Treasury stock, at cost (36,307,448 and 36,733,357 shares)	(1,305,986)	(1,317,252)
Retained earnings	947,741	1,104,728
Accumulated other comprehensive income, net of deferred taxes	71,744	65,408

Total shareholders’ equity	577,427	727,087

Total liabilities and shareholders’ equity	$4,611,066	$4,641,517

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	March 31,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(156,987)	$(115,291)
Less loss from discontinued operations, net of taxes	—	30
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses from unconsolidated subsidiaries	4,410	2,446
Net realized investment (gains) losses	(7,628)	6,081
Change in fair value of certain debt instruments	40,813	(18,476)
Depreciation and amortization	7,746	7,938
Deferred income taxes	(49,845)	(74,801)
Compensation expense related to share-based payments	685	1,312
Deferred policy acquisition costs incurred and deferred	(5,229)	(7,742)
Amortization of deferred policy acquisition costs	3,876	3,345
Changes in:
Accrued investment income	6,763	4,095
Premiums receivable	545	420
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(9,334)	(8,456)
Reinsurance recoverables	37,252	(66,691)
Prepaid and recoverable income taxes	1,526	(9,572)
Reserve for losses and loss adjustment expenses	42,533	211,215
Unearned premiums	(1,752)	635
Related party receivables, net of payables	(1,323)	(639)
Liability for pension benefit	15,159	1,616
Other	(37,490)	4,698

Net cash used in operating activities from continuing operations	(108,280)	(57,837)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales and maturities of fixed income securities	269,961	102,612
Proceeds from sales of equity securities	24,585	22,034
Investment purchases: Fixed income securities	(12,028)	(196,494)
Equity securities	(242)	(17,423)
Net change in short-term investments	599	(4)
Distributions from unconsolidated subsidiaries, net of investments	(23)	(26)
Capital expenditures and capitalized software, net of dispositions	(439)	(2,337)

Net cash provided by (used in) investing activities from continuing operations	282,413	(91,638)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of treasury stock	306	325

Net cash provided by financing activities from continuing operations	306	325

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities from discontinued operations	—	(30)

Net cash used in discontinued operations	—	(30)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	(2,199)	(5,864)

Net increase (decrease) in cash and cash equivalents	172,240	(155,044)
Cash and cash equivalents at the beginning of the period	686,891	1,483,313

Cash and cash equivalents of continuing operations at end of period	$859,131	$1,328,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$15,998	$19,135
Income taxes paid, net of refunds	$(1)	$5,502

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

The Company impaired its investment in FGIC in the first quarter of 2008 and reduced the carrying value of the investment to zero. To the extent that the carrying value of the Company’s investment in FGIC remains zero, the Company will not recognize in future periods its proportionate share of FGIC’s losses, if any. The Company is under no obligation, nor does it intend, to provide additional capital to FGIC.

Impact of Current Economic Environment

The ongoing weakness in the U.S. residential mortgage, housing, credit, job and capital markets continues to negatively affect the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $157.0 million and $115.3 million for the three months ended March 31, 2010 and 2009, respectively.

The Company continues to focus on its core U.S mortgage insurance business under difficult market conditions. On April 25, 2010, the Company announced a proposed registered offering of common stock and convertible notes. There can be no assurance that the announced public offering will be successful. Even if the Company raises capital through the common stock and notes offering, there can be no assurance that MIC’s policyholders’ position will not decline below, and its risk-to-capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements.

In sixteen states, mortgage insurers that do not meet a required minimum policyholders’ position or exceed a maximum permitted risk-to-capital ratio (generally 25 to 1), may be prohibited from writing new business. In certain of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On February 10, 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. The waiver may be withdrawn by the Department at its sole discretion at any time. Accordingly, there can be no assurance as to the period during which the waiver will remain in effect. If the Company is not successful in raising significant additional capital or obtaining significant capital relief, it believes that there is a risk that the Department may withdraw the waiver. If the Department were to withdraw the waiver and MIC were to fail to maintain Arizona’s minimum policyholders’ position, MIC would be required to suspend writing new business in all states. While the Department’s waiver remains in effect, the waiver letter requires, among other things, that MIC comply with specified information reporting requirements, submit to the Department for its approval MIC’s annual operating plan for calendar years 2010 and 2011, and submit to the Department for its approval any proposed material change to MIC’s then-current underwriting guidelines or operating plan. In February 2010, the Company submitted to the Department MIC’s 2010 operating plan. The Department has not yet approved the plan.

The Illinois Department of Insurance (the “Illinois Department”) and the Missouri Department of Insurance, Financial Institutions and Professional Registration (the “Missouri Department”) have each granted MIC temporary waivers from their respective minimum policyholders’ position or risk to capital ratio requirements. The waiver granted by the Missouri Department is contingent upon MIC’s risk to capital ratio not exceeding 27 to 1. In addition, each of these waivers may be withdrawn at any time at the sole discretion of the relevant regulator. The Company cannot predict whether or under what circumstances the Illinois Department or the Missouri Department might modify or terminate their waivers.

Even with the waivers described above, other states could require MIC to cease new business writings if the Company fails to comply with the applicable capital adequacy requirements. The Company believes that there are five state insurance departments that at present will not, or cannot, exercise discretion to permit MIC to write new business if it does not comply with applicable capital requirements. The Company has submitted waiver requests, which it believes are currently under review, to insurance departments in a number of other states. The Company cannot predict whether or under what circumstances insurance regulators might exercise discretion to permit MIC to continue to write new business. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more other states.

In the event that MIC is unable to continue to write new mortgage insurance in one or more states, the Company is implementing a plan to enable it to write new mortgage insurance in those states by PMI Mortgage Assurance Co. (“PMAC”). PMAC is a subsidiary of MIC. PMAC is currently licensed to write insurance in all states except Connecticut and Michigan. In North Carolina and Texas, PMAC is applying to revise the line of insurance business it is authorized to transact so that it may begin writing residential mortgage guaranty insurance. The Company cannot be sure that PMAC will be able to obtain insurance licenses in Connecticut and Michigan or approval to revise its existing licenses in North Carolina and Texas.

In the first quarter of 2010, Fannie Mae and Freddie Mac (collectively, the “GSEs”) approved PMAC as a limited, direct issuer of mortgage guaranty insurance in states in which MIC is unable to continue to write new business. We have recently provided notice to the GSEs that PMAC may replace MIC as a direct writer of mortgage insurance in five states in which we believe the state insurance regulators at present cannot or will not exercise discretion with respect to the capital requirements. The GSEs’ approvals, which contain substantially similar restrictions and conditions, terminate on December 31, 2011, and are subject to earlier termination in certain instances. For example, Fannie Mae’s approval is conditioned on the Department not having required MIC to cease transacting new business, and its approval will also terminate if MIC ceases to transact new business for any reason in all jurisdictions in which it is licensed. Fannie Mae’s and Freddie Mac’s approvals are subject to a number of detailed conditions, including, among others, limitations as to the jurisdictions, volume and types of new business PMAC may write. In addition, the GSEs’ approvals restrict MIC and PMAC from taking a variety of actions, subject to enumerated exceptions, without Fannie Mae’s or Freddie Mac’s prior written consent, including engaging in certain transactions with affiliates, paying dividends or making distributions or payments of indebtedness or transferring assets outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, the GSEs’ approvals permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In response to difficult economic and industry conditions and in order to preserve capital, the Company made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first quarter of 2010. The Company is undertaking efforts to increase insurance writings from present levels. However, the Company expects a variety of factors to continue to impact its new business writings in 2010. Such factors include, among others, capital preservation initiatives, customer management strategies, and pricing and underwriting guideline changes adopted prior to 2010. Additionally, mortgage and private mortgage insurance market conditions, including a smaller mortgage origination market and significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”), have negatively impacted the private mortgage insurance industry as a whole. The Company believes there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) in 2010 and there are sufficient assets at the insurance company level for PMI to meet its obligations in 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented have been included.

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments-Debt and Equity Securities (“Topic 320”), previously Statement of Financial Accounting Standards (“SFAS”) No. 115, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, and FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized, as a realized investment loss in the consolidated statement of operations.

Prior to the adoption of FSP 115-2, which was effective April 1, 2009, the Company evaluated its portfolio of debt securities for other-than-temporary impairments in the same manner as its portfolio of equity securities. See Note 4, Investments, for the Company’s policy for determining OTTI for debt securities subsequent to the adoption of FSP 115-2.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. FASB ASC Topic 323 Investments-Equity Method and Joint Ventures (“Topic 323”), previously APB No. 18, provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statement of operations.

The Company reports the equity in earnings (losses) from CMG MI and FGIC on a current month basis and the Company’s interest in limited partnerships are reported on a one-quarter lag basis. Due to the impairment of the Company’s investment in FGIC in 2008, the carrying value of the Company’s investments in FGIC was reduced to and has remained at zero. To the extent that the carrying value remains zero, the Company will not recognize in future periods its proportionate share of FGIC losses.

Related Party Receivables and Payables — As of March 31, 2010, related party receivables were $1.5 million and related party payables were $0.8 million compared to $1.3 million and $1.9 million as of December 31, 2009, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related premium revenue in order to match costs and revenues. To the extent the Company provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums, interest income, losses and loss adjustment expenses. The deferred costs are adjusted as appropriate for policy cancellations to be consistent with the Company’s revenue recognition policy. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $194.2 million and $189.0 million as of March 31, 2010 and December 31, 2009, respectively.

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

Premium Deficiency Reserve — The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of March 31, 2010, the premium deficiency reserves were $1.5 million and $1.6 million for PMI Europe and PMI Canada, respectively. The effects of establishing premium deficiency reserves were incurred in losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, the results could be negatively affected in future periods.

Reserve for Losses and Loss Adjustment Expenses — The consolidated reserves for losses and loss adjustment expenses (“LAE”) for the Company’s U.S. Mortgage Insurance and International Operations are the estimated claim settlement costs on notices of default that have been received by the Company, as well as loan defaults that have been incurred but have not been reported by the lenders. For reporting and internal tracking purposes, the Company does not consider a loan to be in default until the borrower has missed two payments. Depending upon its scheduled payment date, a loan in default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date. The Company’s U.S. mortgage insurance primary master policy defines “default” as the borrower’s failure to pay when due an amount equal to the scheduled periodic mortgage payment under the terms of the mortgage. Generally, however, the master policy requires an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. Consistent with industry accounting practices, the Company considers its mortgage insurance policies short-duration contracts and,

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordingly, does not establish loss reserves for future claims on insured loans that are not currently in default. The Company establishes loss reserves when insured loans are identified as currently in default using estimated claim rates and claim amounts for each report year, net of recoverables. The Company also establishes loss reserves for defaults that it believes have been incurred but not yet reported to the Company prior to the close of an accounting period using estimated claim rates and claim amounts applied to the estimated number of defaults not reported.

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

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 87.7% and 85.4% of gross premiums written from the Company’s mortgage insurance operations in the first quarter of 2010 and 2009, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with FASB ASC Topic 740 Income Taxes (“Topic 740”), previously SFAS No. 109. The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations. The Company’s effective tax rates from continuing operations were 36.2% and 41.1% for the three months ended March 31, 2010 and 2009, respectively, compared to the federal statutory rate of 35.0%. As the Company reported a net loss for the first quarters of 2010 and 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate. PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely.

The Company also evaluates the need for a valuation allowance against its deferred tax assets. Under Topic 740, if it is more likely than not that the Company will not be able to realize the benefit associated with its deferred tax assets, then a valuation allowance is established. In evaluating whether a deferred tax benefit would be realized, the Company assesses all available evidence both positive and negative and future sources of income such as tax planning strategies, reversing temporary differences and future income. As of March 31, 2010, a tax valuation allowance of $253.1 million was recorded against a $609.0 million deferred tax asset primarily related to FGIC losses in excess of the Company’s tax basis, foreign and California net operating losses and certain foreign tax credits. Additional valuation allowance benefits could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

Benefit Plans — The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies FASB ASC Topic 715 Compensation-Retirement Benefits, previously SFAS No. 158 (“Topic 715”), for its treatment of U.S. employees’ pension benefits. This topic requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters, previously SFAS No. 52. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of translating financial results with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income before tax were $47.5 million as of March 31, 2010 compared with $50.1 million as of December 31, 2009. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of PMI Mortgage Insurance Co., PMI Mortgage Assurance Co., formerly Commercial Loan Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Effective December 31, 2009 the Company combined its former “Corporate and Other” and “Financial Guaranty” segments into a “Corporate and Other” segment for all periods presented. The Corporate and Other segment includes other income and related operating expenses of PMI Mortgage Services Co., change in fair value of certain debt instruments, interest expense, intercompany eliminations and corporate expenses of the Company; equity in earnings (losses) from certain limited partnerships and its equity investment in FGIC Corporation and its former investment in RAM Re.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net losses for the quarters ended March 31, 2010 and 2009, 8.7 million and 9.0 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended March 31,
	2010	2009
	(Dollars and shares in thousands)
Net loss:
Loss from continuing operations as reported	$(156,987)	$(115,261)
Loss from discontinued operations	—	(30)

Net loss adjusted for diluted EPS calculation	$(156,987)	$(115,291)

Weighted-average shares for basic EPS	82,776	81,895
Weighted-average stock options and other dilutive components	—	—

Weighted-average shares for diluted EPS	82,776	81,895

Basic EPS from continuing operations	$(1.90)	$(1.41)
Basic EPS from discontinued operations	—	—

Basic EPS	$(1.90)	$(1.41)
Dilutive EPS from continuing operations	$(1.90)	$(1.41)
Dilutive EPS from discontinued operations	—	—

Dilutive EPS	$(1.90)	$(1.41)

Dividends declared and accrued to common shareholders	$—	$—

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”), previously SFAS No. 123R, in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense was $1.1 million (pre-tax) and $1.7 million (pre-tax), respectively, for the three months ended March 31, 2010 and 2009.

Fair Value of Financial Instruments – Effective January 1, 2008, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”), previously SFAS No. 157. This topic describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 3. New Accounting Standards and Note 8. Fair Value Disclosures, for further discussion.) Effective January 1, 2008, the Company adopted Topic 820 and the fair value option outlined in FASB ASC Topic 825 Financial Instruments (“Topic 825”), previously SFAS No. 159. Topic 820 provides a framework for measuring fair value under GAAP. The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. The fair value option requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. For the three months ended March 31, 2010, the Company’s net loss included a $40.8 million loss related to the subsequent measurement of fair value for these debt instruments compared to a $18.5 million gain for the three months ended March 31, 2009. The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. In considering the initial adoption of the fair value option presented by ASC Topic 825, the Company determined that the change in fair value of the 8.309% Junior

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

Reclassifications — Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation.

NOTE 3. NEW ACCOUNTING STANDARDS

Recently Adopted Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”) that requires additional disclosures about fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and has not significantly impacted the Company’s consolidated financial statements.

In June 2009, the FASB updated guidance in FASB ASC (“Codification”) Topic 810 Consolidation (“Topic 810”), previously SFAS No. 167, to provide additional consolidation guidance to enterprises involved with variable interest entities. Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. Topic 810 also requires an ongoing reassessment of and eliminates the quantitative approach previously required for determining whether an enterprise is the primary beneficiary. Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Topic 810 did not impact the Company’s consolidated financial statements.

In June 2009, the FASB updated FASB ASC Topic 860 Transfers and Servicing - Derecognition (“Topic 860”), previously SFAS No. 166, to eliminate the concept of a qualifying special-purpose entity and modify the derecognition provision in Topic 860. Topic 860 requires additional disclosures to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Topic 860 is effective as of the beginning of each reporting entity’s first annual

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reporting period that begins after November 15, 2009. Topic 860 did not significantly impact the Company’s consolidated financial statements.

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

In April 2009, the FASB updated guidance in Topic 320. Topic 320 provides instruction for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. Topic 320 requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the noncredit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery. Topic 320 is effective for interim and annual reporting periods ending after June 15, 2009. The impact of adoption was an opening balance adjustment to reclassify from retained earnings into accumulated other comprehensive income (loss) an amount of $2.5 million. (See Note 4 – Investments for expanded disclosures related to Topic 320.)

In April 2009, the FASB updated guidance in Topic 825 to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Topic 825 requires those disclosures in summarized financial information at interim reporting periods. Topic 825 is effective for interim and annual reporting periods ending after June 15, 2009. Topic 825 has not significantly impacted the Company’s consolidated financial statements.

In December 2008, the FASB amended Topic 715 to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It requires companies to provide users of financial statements with an understanding of how investment decisions are made, the major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements when using unobservable inputs and significant concentrations of risk within plan assets. Topic 715 was implemented as of December 31, 2009 and has not significantly impacted the Company’s consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of March 31, 2010 and December 31, 2009 are shown in the tables below:

	Cost or	Gross Unrealized		Fair
	Amortized Cost	Gains	(Losses)	Value
		(Dollars in thousands)
As of March 31, 2010
Fixed income securities:
Municipal bonds	$1,780,332	$31,511	$(14,749)	$1,797,094
Foreign governments	44,893	486	(863)	44,516
Corporate bonds	81,206	4,924	(1,488)	84,642
FDIC corporate bonds	141,682	2,895	(496)	144,081
U.S. governments and agencies	16,836	975	—	17,811
Mortgage-backed securities	5,338	261	(909)	4,690

Total fixed income securities	2,070,287	41,052	(18,505)	2,092,834
Equity securities:
Common stocks	27,503	4,625	—	32,128
Preferred stocks	144,511	30,449	(2,184)	172,776

Total equity securities	172,014	35,074	(2,184)	204,904
Short-term investments	1,631	1	—	1,632

Total investments	$2,243,932	$76,127	$(20,689)	$2,299,370

	Cost or	Gross Unrealized		Fair
	Amortized Cost	Gains	(Losses)	Value
		(Dollars in thousands)
As of December 31, 2009
Fixed income securities:
Municipal bonds	$2,044,600	$36,744	$(15,949)	$2,065,395
Foreign governments	47,023	145	(1,135)	46,033
Corporate bonds	87,832	1,933	(2,305)	87,460
FDIC corporate bonds	137,900	1,836	(328)	139,408
U.S. governments and agencies	10,616	524	—	11,140
Mortgage-backed securities	5,486	266	—	5,752

Total fixed income securities	2,333,457	41,448	(19,717)	2,355,188
Equity securities:
Common stocks	29,684	—	(594)	29,090
Preferred stocks	163,324	26,021	(3,322)	186,023

Total equity securities	193,008	26,021	(3,916)	215,113
Short-term investments	2,232	—	—	2,232

Total investments	$2,528,697	$67,469	$(23,633)	$2,572,533

At March 31, 2010, the Company had gross unrealized losses of $20.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $2.3 billion. The unrealized losses on municipal bonds as of March 31, 2010 were primarily due to the increased market yields and to the deteriorated credit ratings of certain municipal bonds in the portfolio. The unrealized losses on foreign governments and corporate bonds as of March 31, 2010 were primarily due to foreign currency translation on securities denominated in a currency other than the functional currency. The unrealized losses in the preferred stock portfolio as of March 31, 2010 decreased from December 31, 2009 as a result of an overall improvement in the preferred stock sector. The change in unrealized losses on the fixed income portfolio from December 31, 2009 to March 31, 2010 was primarily due to the disposition of certain municipal bonds during the first quarter of 2010. At March 31, 2010, the total preferred stock portfolio had a fair value of $172.8 million, with $37.4 million invested in public utility companies and the remaining $135.4 million invested in the financial services sector. As of March 31, 2010, the total fair value of the agency mortgage backed securities portfolio was $4.7 million, with $2.5 million invested in residential mortgage backed securities and the remaining $2.2 million invested in commercial mortgage backed securities.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company had no other-than-temporary impairments for the three months ended March 31, 2010.

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

Activity related to the credit component recognized in net (loss) income on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the three months ended March 31, 2010 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net (Loss) Income for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	March 31, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(74)	—	715

Total OTTI credit losses recognized for debt securities	$2,506	$(74)	$—	$2,432

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at March 31, 2010:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,585	$5,618
Due after one year through five years	250,261	254,695
Due after five years through ten years	566,382	576,030
Due after ten years	1,242,721	1,251,801
Mortgage-backed securities	5,338	4,690

Total fixed income securities	$2,070,287	$2,092,834

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income — Net investment income consists of the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed income securities	$23,619	$24,232
Equity securities	3,101	4,494
Short-term investments, cash and cash equivalents and other	817	6,460

Investment income before expenses	27,537	35,186
Investment expenses	(849)	(581)

Net investment income	$26,688	$34,605

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) consist of the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$5,758	$828
Gross losses	(1,381)	(2,408)

Net gains (losses)	4,377	(1,580)
Equity securities:
Gross gains	3,492	—
Gross losses	(148)	(4,298)

Net gains (losses)	3,344	(4,298)
Short-term investments:
Gross losses	(288)	(173)

Net losses	(288)	(173)

Net realized investment gains (losses) before income taxes	7,433	(6,051)
Income tax expense (benefit)	2,602	(2,118)

Total net realized investment gains (losses) after income taxes	$4,831	$(3,933)

Net realized investment gains for the first quarter of 2010 resulted primarily from sales of municipal bonds and preferred equity securities. Net realized investment losses for the first quarter of 2009 includes other-than-temporary impairments recorded during the first quarter of 2009 of $5.8 million; upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$500,637	$(11,096)	$52,759	$(3,653)	$553,396	$(14,749)
Foreign governments	2,524	(10)	6,699	(853)	9,223	(863)
Corporate bonds	12,211	(1,703)	3,180	(1,190)	15,391	(2,893)

Total fixed income securities	515,372	(12,809)	62,638	(5,696)	578,010	(18,505)
Equity securities:
Common stocks	118	—	—	—	118	—
Preferred stocks	—	—	40,807	(2,184)	40,807	(2,184)

Total equity securities	118	—	40,807	(2,184)	40,925	(2,184)

Total	$515,490	$(12,809)	$103,445	$(7,880)	$618,935	$(20,689)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	41,041	(1,709)	7,031	(924)	48,072	(2,633)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)			28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

As of March 31, 2010, the Company’s investment portfolio included 101 securities in an unrealized loss position compared to 129 securities as of December 31, 2009. Unrealized losses in our corporate bonds portfolio are primarily due to foreign currency re-measurement from our International Operations segment rather than credit deterioration. There were no impairments of securities in the first quarter of 2010.

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

	March 31, 2010	December 31, 2009
Florida	12.7%	13.9%
Illinois	10.7%	11.5%
New York	10.6%	13.3%
California	9.6%	11.3%
Texas	6.5%	9.7%

At March 31, 2010, fixed income securities and short-term investments with an aggregate fair value of $13.3 million were on deposit with regulatory authorities as required by law.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	Ownership Percentage	December 31, 2009	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	120,391	50.0%	124,826	50.0%
Other*	14,850	various	14,949	various

Total	$135,241		$139,775

*	Other represents principally various limited partnership investments.

Equity in losses from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended March 31,
	2010	Ownership Percentage	2009	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	(4,289)	50.0%	(2,294)	50.0%
RAM Re	—	0.0%	—	23.7%
Other	(121)	various	(152)	various

Total	$(4,410)		$(2,446)

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2009 or 2010. Additionally, due to the impairment of RAM Re during 2008 and the sale of RAM Re during the fourth quarter of 2009, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	2010	2009
	(Dollars in thousands)
Beginning balance	$41,289	$34,791
Policy acquisition costs incurred and deferred	5,229	7,615
Amortization of deferred policy acquisition costs	(3,876)	(3,345)

Balance at March 31,	$42,642	$39,061

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods. Deferred policy acquisition costs are reviewed periodically to determine whether they exceed recoverable amounts, after considering investment income.

NOTE 7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

The Company establishes reserves for losses and LAE to recognize the estimated liability for potential losses and LAE related to insured mortgages that are in default. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of the beginning and ending consolidated reserves for losses and LAE between January 1 and March 31 for each of the two quarters:

	2010	2009
	(Dollars in thousands)
Balance at January 1,	$3,250,100	$2,709,286
Less: reinsurance recoverables	(703,550)	(482,678)

Net balance at January 1,	2,546,550	2,226,608
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	290,592	372,918
Prior years (1)	60,726	10,029

Total incurred	351,318	382,947
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(3,267)	(2,636)
Prior years	(268,465)	(235,436)

Total payments	(271,732)	(238,072)

Foreign currency translation effects	(1,841)	(4,990)

Net ending balance at March 31,	2,624,295	2,366,493
Reinsurance recoverables	666,298	549,369

Balance at March 31,	$3,290,593	$2,915,862

(1)

The $60.7 million and $10.0 million increases in prior years’ reserves in the first quarters of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from the prior period estimates. The $60.7 million increase in prior years’ reserves during the first quarter of 2010 reflected continued stress in the housing and mortgage markets and was driven primarily by adverse claim rate development in the modified pool insurance portfolio. During the first quarter of 2010, the Company restructured certain modified pool policies resulting in acceleration of $163.7 million in claim payments. As part of the restructuring, the Company retained a contractual right to a future cash flow stream, with an estimated fair value of $66.4 million. The recognition of this asset decreased the losses and LAE incurred related to prior years. The $10.0 million increase in prior years’ reserves during the first quarter of 2009 reflected significant weakening of the housing and mortgage markets and was driven by

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lower cure rates, higher claim rates and higher claim sizes in the Company’s primary insurance portfolio. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates.

The increase in total consolidated loss reserves at March 31, 2010 compared to March 31, 2009 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations primarily as a result of an increase in the primary default inventory. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a claim payment. Accordingly, most losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

The following tables present the difference between fair values as of March 31, 2010 and December 31, 2009 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the three months ended March 31, 2010 would have been $1.57 per share compared to $3.02 per share for the three months ended December 31, 2009.

	Fair Value (including accrued interest) as of March 31, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$163,438	$250,625	$87,187
6.625% Senior Notes	$84,789	$150,414	$65,625

	Fair Value (including accrued interest) as of December 31, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$149,063	$254,375	$105,312
6.625% Senior Notes	$64,585	$152,898	$88,313

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	March 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,090,625	$2,209	$2,092,834
Equity securities	31,906	169,089	3,909	204,904
Short-term investments	1,632	—	—	1,632
Cash and cash equivalents	859,131	—	—	859,131
Accrued investment income	28,151	—	—	28,151

Total assets	$920,820	$2,259,714	$6,118	$3,186,652

Liabilities
Credit default swaps	$—	$—	$15,534	$15,534
6.000% Senior Notes	—	163,438	—	163,438
6.625% Senior Notes	—	84,789	—	84,789

Total liabilities	$—	$248,227	$15,534	$263,761

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,352,041	$3,147	$2,355,188
Equity securities	28,955	182,188	3,970	215,113
Short-term investments	2,232	—	—	2,232
Cash and cash equivalents	686,891	—	—	686,891
Accrued investment income	35,028	—	—	35,028

Total assets	$753,106	$2,534,229	$7,117	$3,294,452

Liabilities
Credit default swaps	$—	$—	$17,331	$17,331
6.000% Senior Notes	—	149,063	—	149,063
6.625% Senior Notes	—	64,585	—	64,585

Total liabilities	$—	$213,648	$17,331	$230,979

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PMI Europe’s risk in force related to its credit default swap (“CDS”) contracts was $1.3 billion as of March 31, 2010 and $5.6 billion as of March 31, 2009. Certain PMI Europe CDS contracts contain collateral support provisions which, upon certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of March 31, 2010 is $13.0 million, for which the Company has posted collateral of $11.0 million in the normal course of business. The Company estimates that the amount of additional collateral it may be required to post could range from $4.3 million to $11.0 million in the next twelve months. The actual level of collateral posted at the end of 2010 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $15.5 million and $17.3 million as of March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet.

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

The values of the Company’s CDS contracts are affected by estimated changes in credit spreads of the underlying obligations and/or the cost of the Company’s capital. As credit spreads change, the values of these CDS contracts will change and the resulting gains and losses will be recorded in the Company’s operating results. In addition, the Company incorporates its non-performance risk into the market value of its derivative assets and liabilities. The fair value of these CDS liabilities was $15.5 million as of March 31, 2010. Excluding the Company’s non-performance risk, the fair value of these CDS liabilities would have been $17.4 million as of March 31, 2010.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010.

	Total Fair Value Measurements
	Three Months Ended March 31, 2010
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Balance, January 1, 2010	3,147	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	1,718
Included in other comprehensive income (2)	(938)	—	1,010
Purchase, sales, issuance and settlements (3)	—	—	(931)

Balance, March 31, 2010	$2,209	$3,909	$(15,534)

	Three Months Ended March 31, 2009
	(Dollars in thousands)
Balance, January 1, 2009	$3,441	$4,464	$(54,542)
Total gains or (losses)
Included in earnings (1)	(209)	—	7,756
Included in other comprehensive income (2)	—	—	2,919
Purchase, sales, issuance and settlements (3)	—	—	714

Balance, March 31, 2009	$3,232	$4,464	$(43,153)

(1)	The loss on fixed income securities of $0.2 million for the three months ended March 31, 2009 is included in net investment income in the Company’s consolidated statement of operations. The gains on credit default swaps of $1.7 million and $7.8 million for the three months ended March 31, 2010 and 2009, respectively, are included in other income in the Company’s consolidated statement of operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The loss on fixed income securities of $1.0 million for the three months ended March 31, 2010 is a result of the adjustment of certain corporate bonds to market price and is included in other comprehensive income. The gain on credit default swaps of $1.0 million and the gain on credit default swaps of $2.9 million for the three months ended March 31, 2010 and 2009, respectively is a result of the translation from the Euro to the U.S. dollar and is included in other comprehensive income.
(3)	The purchase, sales, issuance and settlements of $0.9 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of March 31, 2010, no tax issues from the most recently closed or pending IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of March 31, 2010, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments. The Company is under no obligation to fund FGIC, an unconsolidated equity investee.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of March 31, 2010, the $20.8 million remaining deposit is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves on the Company’s consolidated balance sheet.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, upon certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of March 31, 2010, PMI Europe posted collateral of $11.0 million on credit default swap transactions accounted for as derivatives and $17.5 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $28.5 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at March 31, 2010.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(156,987)	$(115,291)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the period, net of tax expense (benefit)	13,823	(605)
Less: realized investment gains (losses), net of tax expense (benefit)	5,019	(3,821)

Change in unrealized gains arising during the period, net of tax expense of $2,574 and $591, respectively	8,804	3,216
Accretion of cash flow hedges, net of tax expense of $54 and $54, respectively	99	99
Change in unrealized gains on foreign currency translation	(2,567)	(5,279)

Other comprehensive income (loss)	6,336	(1,964)

Comprehensive loss	$(150,651)	$(117,255)

The changes in unrealized gains (losses) in the first quarter of 2010 were primarily due to improved valuation of the preferred and common stock securities offset by deterioration in the valuation of the municipal bond portfolio. The changes in unrealized gains (losses) in the first quarter of 2009 were primarily due to contracting market spreads in the U.S. municipal bond portfolio offset by deterioration in the valuation of the preferred securities portfolio. The changes in foreign currency translation adjustments in the first quarters of 2010 and 2009 were due primarily to weakening of the Euro spot exchange rate relative to the U.S. dollar.

The following table shows the accumulated balances for each component of accumulated other comprehensive income (loss) income net of tax for the three months ended March 31, 2010 and 2009:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2008	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	3,216	—	99	(5,279)	(1,964)

Balance, March 31, 2009	$(61,899)	$(13,871)	$(4,853)	$42,980	$(37,643)

Balance, December 31, 2009	28,444	(8,557)	(4,554)	50,075	65,408
Current period change	8,804	—	99	(2,567)	6,336

Balance, March 31, 2010	$37,248	$(8,557)	$(4,455)	$47,508	$71,744

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Pension benefits
Service cost	$1,501	$985
Interest cost	1,154	820
Expected return on plan assets	(904)	(474)
Amortization of prior service cost	(296)	(208)
Recognized net actuarial loss	339	479

Net periodic benefit cost	$1,794	$1,602

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$107	$100
Interest cost	261	234
Amortization of prior service cost	(155)	(143)
Recognized net actuarial loss	117	134

Net periodic post-retirement benefit cost	$330	$325

In 2009, the Company contributed $15.7 million to its pension plans. The Company intends to contribute $5.5 million to the Retirement Plan in 2010.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities for the periods ended are as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$192,970	$192,819
Discount on loss reserves	36,677	35,558
Unearned premium reserves	4,080	4,128
Basis difference on investments in unconsolidated subsidiaries	215,944	215,944
Pension costs and deferred compensation	19,324	17,964
Contingency reserve deduction, net of tax and loss bonds	—	40,478
Net operating losses	98,577	19,151
Basis difference in foreign subsidiaries	28,272	25,375
Other assets	13,127	16,494

Total deferred tax assets	608,971	567,911

Deferred tax liabilities:
Deferred policy acquisition costs	14,925	14,451
Unrealized net gains on investments	14,658	11,118
Unrealized net gains on debt	60,847	77,097
Software development costs	7,192	8,499
Equity in earnings from unconsolidated subsidiaries	25,906	27,406
Other liabilities	2,675	2,440

Total deferred tax liabilities	126,203	141,011

Net deferred tax asset	482,768	426,900
Valuation allowance	(253,108)	(248,277)

Net deferred tax asset	$229,660	$178,623

The Company evaluates the need for a valuation allowance quarterly taking into consideration the ability to carryback and carryforward tax credits and losses, available tax planning strategies and future income, including the reversal of temporary differences. In addition, the Company has benefits from the use of tax and loss bonds which have allowed the Company to deduct statutory contingency reserves on its federal tax return. Once redeemed, the tax and loss bonds result in taxable income which have offset the Company’s operating losses. As of March 31, 2010, the Company evaluated whether it was “more likely than not” that the deferred tax assets would be utilized in the future and determined that a valuation allowance of $253.1 million was required. The increase of $4.8 million from December 31, 2009 was due primarily to increased state net operating losses and certain foreign exchange losses that are not expected to provide future benefits to the Company. Any future changes in management’s assessment on the need for a valuation allowance will be recognized as a change in estimate in future periods.

In accordance with Topic 740, the Company has recorded a contingent liability of $3.1 million as of March 31, 2010, which, if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $3.0 million had been accrued as of December 31, 2009.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $0.1 million in the first three months of 2010. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
United States	From 2006 to present
California	From 2004 to present
Ireland	From 2006 to present
Canada	From 2007 to present

As of March 31, 2010, there were no positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

As of March 31, 2010, the Company is subject to federal examination in the U.S. from 2006 through the present. In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2005 in 2009.

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

The Company has foreign net operating loss carryforwards of approximately $12.6 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $193.0 million, primarily related to the payment of alternative minimum tax of $113.3 million and foreign taxes of $79.7 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized in 2018.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$194,016	$224,610
Assumed	3	1,187
Ceded	(33,943)	(40,951)

Net premiums written	$160,076	$184,846

Premiums earned
Direct, net of refunds	$195,752	$227,857
Assumed	(49)	1,966
Ceded	(34,138)	(41,729)

Net premiums earned	$161,565	$188,094

Losses and loss adjustment expenses
Direct	$377,170	$470,180
Assumed	8	204
Ceded	(26,353)	(87,437)

Net losses and LAE	$350,825	$382,947

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. The majority of our ceded premiums in the first quarters of 2010 and 2009 are from U.S. captive reinsurance arrangements. The Company recorded $666.3 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of March 31, 2010, compared to $703.6 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $931.4 million and $940.7 million, before quarterly net settlements, respectively.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	March 31, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$163,438	$163,438	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	84,789	84,789	64,585
Revolving Credit Facility, due October 24, 2011	124,750	124,750	124,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	22,056	51,593	51,593

Total debt	$576,343	$395,033	$424,570	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at March 31, 2010 include accrued interest.

The Company amended its revolving credit facility (the “credit facility” or “facility”) effective May 29, 2009 following the satisfaction of certain conditions precedent agreed upon between the Company and the lenders under the facility on May 8, 2009. In connection with the Amended Agreement, MIC and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the contingent note from MIC which MIC received in connection with the sale of PMI Australia (the “QBE Note”). Upon the completion of the sale of the QBE Note to The PMI Group from MIC, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement.

On April 14, 2010, The PMI Group entered into Amendment Agreement No. 2 with the lenders under the Amended Agreement. In addition to making certain clarifying changes, the amendment modifies the existing financial covenant requiring the Company to maintain an Adjusted Consolidated Net Worth of no less than $500 million at any time, such that the covenant is now effective only when the Company’s outstanding obligations under the credit facility exceed $50 million.

The amount outstanding under the credit facility is $125 million. As of March 31, 2010, the Company’s Adjusted Consolidated Net Worth, as defined in the credit facility, was $891.7 million. Absent significant additional capital, the Company’s Adjusted Consolidated Net Worth will decline in 2010. Although the Company currently expects to remain in compliance, due to continuing losses and other factors negatively affecting its financial position, there is a risk that in 2010 it will not be able to maintain the minimum Adjusted Consolidated Net Worth as required by the credit facility. If the Company were to anticipate being, or were to become, unable to maintain the required minimum Adjusted Consolidated Net Worth, it intends to pursue one or more of the following actions: (1) negotiate with the lenders under its credit facility to amend or waive compliance with the covenant, (2) seek to sell certain assets, including the QBE note prior to maturity, for an amount sufficient to repay the credit facility, and (3) other corporate initiatives, inclusive of expense reductions, within its control to maintain compliance with the covenant. The Amended Agreement also contains restrictions on, among other things, asset dispositions, dividends and investments. While the Company is generally permitted under the amended facility to make additional investments in the Company’s reinsurance subsidiaries, the Company’s ability to make additional investments in MIC and MIC’s subsidiaries is subject to dollar limitations.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the occurrence of certain events, the Company may be required to reduce its outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. Such events include, but are not limited to, the reduction of the facility by any amounts received by The PMI Group from the note issuer with respect to the QBE Note or, subject to a $50 million floor, by an amount equal to 33% of net debt proceeds or net equity proceeds (calculated as provided in the Amended Agreement) received by The PMI Group, or by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note as determined from time to time pursuant to procedures set forth in the Amended Agreement.

The Amended Agreement also places certain limitations on the Company’s ability to pay dividends on its common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. See Part II, Item 1A. Risk Factors - We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16. BUSINESS SEGMENTS

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, the criteria used by the Company’s management to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

Effective December 31, 2009, the Company combined its former “Corporate and Other” and “Financial Guaranty” segments into a “Corporate and Other” segment for all periods presented. The Company’s Corporate and Other segment, among other things, includes its investment in FGIC and its former investment in RAM Re. The Company impaired its investment in FGIC in 2008 and reduced the carrying value of the investment to zero. The Company is under no obligation to provide additional capital to FGIC. Effective January 1, 2010, PMAC was included in the Company’s U.S. Mortgage Insurance Operations segment.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended March 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$160,163	$1,402	$—	$161,565
Net investment income	25,033	1,525	130	26,688
Net realized investment gains	7,170	263	—	7,433
Change in fair value of certain debt instruments	—	—	(40,813)	(40,813)
Other income	—	1,724	—	1,724

Total revenues (expenses)	192,366	4,914	(40,683)	156,597

Losses and expenses
Losses and loss adjustment expenses	350,073	752	—	350,825
Amortization of deferred policy acquisition costs	3,876	—	—	3,876
Other underwriting and operating expenses	30,036	1,800	2,023	33,859
Interest expense	74	—	9,449	9,523

Total losses and expenses	384,059	2,552	11,472	398,083

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(191,693)	2,362	(52,155)	(241,486)
Equity in losses from unconsolidated subsidiaries	(4,289)	—	(121)	(4,410)

(Loss) income from continuing operations before income taxes	(195,982)	2,362	(52,276)	(245,896)
Income tax (benefit) expense from continuing operations	(74,199)	2,345	(17,055)	(88,909)

Net (loss) income	$(121,783)	$17	$(35,221)	$(156,987)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$185,614	$2,472	$8	$188,094
Net investment income	27,770	4,860	1,975	34,605
Net realized investment losses	(4,268)	(1,765)	(18)	(6,051)
Change in fair value of certain debt instruments	—	—	18,476	18,476
Other (loss) income	(50)	7,721	2,269	9,940

Total revenues	209,066	13,288	22,710	245,064

Losses and expenses
Losses and loss adjustment expenses	379,846	3,101	—	382,947
Amortization of deferred policy acquisition costs	3,025	320	—	3,345
Other underwriting and operating expenses	33,520	2,791	3,710	40,021
Interest expense	16	—	11,836	11,852

Total losses and expenses	416,407	6,212	15,546	438,165

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(207,341)	7,076	7,164	(193,101)
Equity in losses from unconsolidated subsidiaries	(2,294)	—	(152)	(2,446)

(Loss) income from continuing operations before income taxes	(209,635)	7,076	7,012	(195,547)
Income tax (benefit) expense from continuing operations	(82,069)	346	1,437	(80,286)

(Loss) income from continuing operations	(127,566)	6,730	5,575	(115,261)

Loss from discontinued operations, net of taxes	—	(30)	—	(30)

Net (loss) income	$(127,566)	$6,700	$5,575	$(115,291)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,918,777	$186,426	$53,298	$3,158,501
Investments in unconsolidated subsidiaries	120,391	—	14,850	135,241
Reinsurance recoverables	666,298	—	—	666,298
Deferred policy acquisition costs	42,642	—	—	42,642
Property, equipment and software, net of accumulated depreciation and amortization	31,829	16	65,260	97,105
Other assets	427,987	12,636	70,656	511,279

Total assets	$4,207,924	$199,078	$204,064	$4,611,066

Liabilities
Reserve for losses and loss adjustment expenses	$3,255,561	$35,032	$—	$3,290,593
Unearned premiums	60,816	9,050	—	69,866
Debt	—	—	424,570	424,570
Other liabilities (assets)	223,909	35,588	(10,887)	248,610

Total liabilities	3,540,286	79,670	413,683	4,033,639
Shareholders’ equity (deficit)	667,638	119,408	(209,619)	577,427

Total liabilities and shareholders’ equity	$4,207,924	$199,078	$204,064	$4,611,066

	December 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,979,683	$190,975	$88,766	$3,259,424
Investments in unconsolidated subsidiaries	124,826	—	14,949	139,775
Reinsurance recoverables	703,550	—	—	703,550
Deferred policy acquisition costs	41,289	—	—	41,289
Property, equipment and software, net of accumulated depreciation and amortization	35,606	27	66,260	101,893
Other assets	323,521	11,755	60,310	395,586

Total assets	$4,208,475	$202,757	$230,285	$4,641,517

Liabilities
Reserve for losses and loss adjustment expenses	$3,213,735	$36,365	$—	$3,250,100
Unearned premiums	61,758	10,328	3	72,089
Debt	—	—	389,991	389,991
Other liabilities (assets)	172,070	38,483	(8,303)	202,250

Total liabilities	3,447,563	85,176	381,691	3,914,430
Shareholders’ equity (deficit)	760,912	117,581	(151,406)	727,087

Total liabilities and shareholders’ equity	$4,208,475	$202,757	$230,285	$4,641,517

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17. EXIT AND DISPOSAL ACTIVITIES

In 2008 and 2009, the Company undertook initiatives to reduce and manage its expenses to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in the first quarters of 2010 and 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118
Exit costs incurred
Severance	1,014	—	1,014
Legal costs	400	—	400
Other	31	—	31

Total incurred	1,445	—	1,445
Exit costs payments
Severance	(1,297)	(2,243)	(3,540)
Fringe benefits	—	(36)	(36)
Legal costs	—	(105)	(105)
Other	(141)	—	(141)

Total payments	(1,438)	(2,384)	(3,822)

Balance at March 31, 2009	$2,350	$391	$2,741

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2010	$2,072	$243	$2,315
Exit costs payments
Severance	(1,551)	—	(1,551)
Other	(77)	(61)	(138)

Total payments	(1,628)	(61)	(1,689)

Balance at March 31, 2010	$444	$182	$626

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from involuntary terminations in 2009. The expenses in the International Operations segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe. Exit costs incurred since December 2008 were $21.8 million which consisted primarily of severance and related costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories and cure rates of our various insurance subsidiaries, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, the impact of market and competitive conditions, rising unemployment, liquidity, capital requirements and initiatives, regulatory and contractual capital adequacy requirements, potential legislative changes, potential discretionary regulatory decisions by insurance regulators, captive reinsurance agreements, restructuring opportunities associated with our modified pool policies, fair value of certain debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios and potential litigation. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarter Ended March 31, 2010

For the quarter ended March 31, 2010, we recorded a consolidated net loss of $157.0 million compared to a consolidated net loss of $115.3 million for the quarter ended March 31, 2009. Losses and loss adjustment expenses (“LAE”) decreased from $382.9 million in the first quarter of 2009 to $350.8 million in the first quarter of 2010. This decrease was offset by lower premiums earned and investment income in the first quarter of 2010, and an increase in the fair value of our debt which reduced first quarter 2010 total revenues by $40.8 million.

Overview of Our Business

We provide residential mortgage insurance products designed to protect mortgage lenders and investors from credit losses in the event of borrower default. By facilitating low down payment mortgages, mortgage insurance promotes homeownership and strengthens communities. We divide our business into three segments: U.S. Mortgage Insurance Operations, International Operations and Corporate and Other.

•

U.S. Mortgage Insurance Operations. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded a net loss of $121.8 million for the quarter ended March 31, 2010 compared to a net loss of $127.6 million for the quarter ended March 31, 2009.

•

International Operations. Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business. International Operations generated an insignificant amount of net income from continuing operations for the quarter ended March 31, 2010 compared to net income of $6.7 million for the quarter ended March 31, 2009.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company (“The PMI Group” or “TPG”), contract underwriting operations (which were discontinued in April 2009), our investment in FGIC Corporation, our former investment in RAM Re (which we sold in the fourth quarter of 2009), and equity in earnings or losses from investments in certain limited partnerships. FGIC ceased writing new business in 2008. Our Corporate and Other segment generated net losses from continuing operations of $35.2 million for the quarter ended March 31, 2010 compared to net income of $5.6 million for the quarter ended March 31, 2009.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

Capital Constraints, Initiatives and Requirements. High unemployment rates and ongoing weakness in U.S. residential mortgage and housing markets continue to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI is continuing to experience elevated losses, which we expect to continue throughout 2010. These losses have reduced, and will continue to reduce, PMI’s net assets. The ultimate amount of PMI’s losses will depend upon various factors, including home price fluctuations and unemployment rates. In response to difficult economic and industry conditions and in order to preserve capital, we made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first quarter of 2010. See New Insurance Written (NIW) below.

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

As of December 31, 2009, MIC’s policyholders’ position exceeded the minimum policyholders’ position required by regulatory capital adequacy requirements by $63.9 million, and MIC’s risk to capital ratio was 22.1 to 1. We are currently in the process of finalizing MIC’s statutory financial statements for the quarter ended March 31, 2010, which are due to be filed by May 15, 2010. Preliminarily, we estimate that, as of March 31, 2010, MIC’s policyholders’ position will be below the required minimum policyholders’ position by approximately $57.4 million and that MIC’s risk to capital ratio will be approximately 26.6 to 1. Based on those estimates, MIC will not meet regulatory capital adequacy requirements relating to minimum policyholders’ position or risk to capital (as described in State Regulatory Capital Requirements, below). We expect to conclude the preparation and filing of MIC’s first quarter 2010 statutory financial statements shortly.

On April 25, 2010, we announced the concurrent public offerings of additional shares of our common stock and convertible notes for aggregate gross proceeds of $600 million. If those offerings are completed as proposed, we expect to contribute a significant portion of the proceeds from such offerings to MIC in the form of a capital contribution and surplus note issued by MIC to The PMI Group. We believe that such contributions would cause MIC’s policyholders’ position and risk to capital ratio to comply with regulatory capital adequacy requirements. However, we expect that continued losses will negatively impact MIC’s policyholders’ position and risk to capital ratio throughout the remainder of 2010. Even if we are able to raise capital through the common stock and notes offerings, there can be no assurance that MIC’s policyholders’ position will not decline below, and risk to capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements. See Part II, Item 1A. Risk Factors – There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

•

State Regulatory Capital Requirements. In sixteen states, so long as a mortgage insurer does not meet a required minimum policyholders’ position or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business. In certain of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On February 10, 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. The waiver may be withdrawn by the Department at its sole discretion at any time. Accordingly, there can be no assurance as to the period during which the waiver will remain in effect. If we are not successful in raising significant additional capital or obtaining significant capital relief, we believe that there is a risk that the Department may withdraw the waiver. If the Department were to withdraw the waiver and MIC were to fail to maintain Arizona’s minimum policyholders’ position, MIC would be required to suspend writing new business in all states. While the Department’s waiver remains in effect, the waiver letter requires, among other things, that MIC comply with specified information reporting requirements, submit to the Department for its approval MIC’s annual operating plan for calendar years 2010 and 2011, and submit to the Department for its approval any proposed material change to MIC’s then-current underwriting guidelines or operating plan. In February 2010, we submitted to the Department MIC’s 2010 operating plan. The Department has not yet approved the plan.

The Illinois Department of Insurance (the “Illinois Department”) and the Missouri Department of Insurance, Financial Institutions and Professional Registration (the “Missouri Department”) have each granted MIC temporary waivers from their respective minimum policyholders’ position or risk to capital ratio requirements. The waiver granted by the Missouri Department is contingent upon MIC’s risk to capital ratio not exceeding 27 to 1. In addition, each of these waivers may be withdrawn at any time at the sole discretion of the relevant regulator. We cannot predict whether or under what circumstances the Illinois Department or the Missouri Department might modify or terminate their waivers.

Even with the waivers described above, other states could require MIC to cease new business writings if we fail to comply with the applicable capital adequacy requirements. We believe that there are five state insurance departments that at present will not, or cannot, exercise discretion to permit MIC to write new business if it does not comply with applicable capital requirements. We have submitted waiver requests, which we believe are currently under review, to insurance departments in a number of other states. We cannot predict whether or under what circumstances insurance regulators might exercise discretion to permit MIC to continue to write new business. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more other states.

From time to time, we have been contacted by certain state insurance regulators with regard to their financially hazardous condition regulations generally applicable to licensed insurance companies and those states’ interpretive positions that we are, or could be, in violation of their respective regulations. None of these states has taken any action against MIC to date. If any of those states or other states having similar financially hazardous condition regulations (which are most states) were to conclude that MIC was in a financially hazardous condition, MIC may be required to cease writing new business in that state.

PMAC. In the event that MIC is unable to continue to write new mortgage insurance in one or more states, we are implementing a plan to enable us to write new mortgage insurance in those states by PMAC. PMAC is a subsidiary of MIC. PMAC is currently licensed to write insurance in all states except Connecticut and Michigan. In North Carolina and Texas, PMAC is applying to revise the line of insurance business it is authorized to transact so that it may begin writing new residential mortgage guaranty insurance. We cannot be sure that PMAC will be able to obtain insurance licenses in Connecticut and Michigan or approval to revise its existing licenses in North Carolina or Texas. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were required to cease writing business in one or more states.

In the first quarter of 2010, the GSEs approved PMAC as a limited, direct issuer of mortgage guaranty insurance in states in which MIC is unable to continue to write new business. We have recently provided notice to the GSEs that PMAC may replace MIC as a direct writer of mortgage insurance in five states in which we believe the state insurance regulators at present cannot or will not exercise discretion with respect to the capital requirements. The GSEs’ approvals, which contain substantially similar restrictions and conditions, terminate on December 31, 2011, and are subject to earlier termination in certain instances. For example, Fannie Mae’s approval is conditioned on the Department not having required MIC to cease transacting new business, and its approval will also terminate if MIC ceases to transact new business for any reason in all jurisdictions in which it is licensed. Fannie Mae’s and Freddie Mac’s approvals are subject to a number of detailed conditions, including, among others, limitations as to the jurisdictions, volume and types of new business PMAC may write. In addition, the GSEs’ approvals restrict MIC and PMAC from taking a variety of actions, subject to enumerated exceptions, without Fannie Mae’s or Freddie Mac’s prior written consent, including engaging in certain transactions with affiliates, paying dividends or making distributions or payments of indebtedness or transferring assets outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, the GSEs’ approvals permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

•

Losses and LAE. PMI’s losses and LAE were $350.1 million for the quarter ended March 31, 2010 and $379.8 million for the quarter ended March 31, 2009. In the first quarter of 2010, we increased net loss reserves by $79.1 million compared to a $163.6 million reserve increase in the first quarter of 2009. The first quarter 2010 reserve increase was due to, among other factors, higher claim rates in the modified pool insurance portfolio. The increase was partially offset by a decrease in PMI’s primary default inventory from December 31, 2009 and reserve releases related to the payment of claims. PMI’s losses and LAE will continue to be high and will be negatively affected if notices of default, claim rates and/or claim sizes continue to be elevated or increase. Changes, or lack of improvement, in economic conditions, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE.

•

Defaults. PMI’s primary default inventory was 147,248 as of March 31, 2010 compared to 150,925 as of December 31, 2009 and 117,503 as of March 31, 2009. PMI’s primary default inventory declined from December 31, 2009 as a result of lower levels of new notices of default, increased cures and a significant increase in the number of primary claims paid. PMI’s modified pool default inventory was 20,453 as of March 31, 2010 compared to 46,024 as of December 31, 2009 and 49,638 as of March 31, 2009. PMI’s primary default rate increased to 21.5% as of March 31, 2010 from 21.4% as of December 31, 2009 and 15.3% as of March 31, 2009. PMI’s modified pool default rate decreased to 19.5% as of March 31, 2010 from 25.8% as of December 31, 2009 and 20.3% as of March 31, 2009. The increase in the primary default rate from December 31, 2009 was due to fewer policies in force in our primary insured loan portfolio. The decrease in the pool default rate from December 31, 2009 was due to the modified pool restructuring, discussed under Modified Pool, below. While we expect PMI’s default inventory and default rates to remain high through 2010, we believe that delinquencies from our 2005, 2006 and 2007 primary book years have peaked. As a result, we expect the number of new notices of default to continue to decline throughout 2010. PMI’s default inventories and default rates in the first quarter of 2010 were driven by a number of factors including:

Declining Home Prices and High Unemployment - Elevated levels of unemployment have made it significantly more difficult for many borrowers to remain current on their mortgage payments, while declining home prices have reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventories and default rates.

Cure Rate – During 2009, the percentage of defaults that cure declined primarily due to elevated levels of unemployment, diminished refinancing opportunities and implementation of the U.S. Treasury’s Home Affordable Modification Program (“HAMP”). Typically, with a traditional loan modification, a loan default is cured within a relatively short time period after the modification is approved. For loans approved for HAMP modifications, however, borrowers are subject to 90-day trial periods, which in many cases can be considerably longer, during which borrowers must adhere to their trial modification plans and submit all required documentation in order to complete the modification process. As of March 31, 2010, 27,303 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. We do not remove from PMI’s default inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured. The decline in PMI’s cure rate in 2009 was partially offset by loss mitigation efforts unrelated to HAMP and by increased rescissions of insurance written in prior periods. In the first quarter of 2010, PMI’s cure rate improved, primarily as a result of greater numbers of completed loan modifications. We expect this trend to continue. Based on our recent experience with HAMP and other modification programs, we expect that a material percentage of loans in our default inventory will be successfully modified, and our loss reserve estimation process takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of modification programs. See Item 1A. Risk Factors – Loan modification and other similar programs have materially reduced our loss reserve estimates, and because the benefits to PMI’s cure rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

Alt-A Loans – We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. Except for an immaterial number of commitments, we eliminated Alt-A loan eligibility in 2008. Risk in force from Alt-A loans represented 16.8% of PMI’s primary risk in force as of March 31, 2010 compared to 17.0% as of December 31, 2009 and 18.0% as of March 31, 2009. The default rate for Alt-A loans in PMI’s primary portfolio was 43.9% as of March 31, 2010 compared to 43.9% as of December 31, 2009 and 34.8% as of March 31, 2009. The modified pool default rate for Alt-A loans was 19.9% as of March 31, 2010 compared to 30.8% as of December 31, 2009 and 24.0% as of March 31, 2009.

Above-97s - PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above 97s”. We stopped insuring Above-97s prior to 2009, and as of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%. As of March 31, 2010, Above-97s represented 20.4% of PMI’s primary risk in force compared to 20.4% as of

December 31, 2009 and 20.8% as of March 31, 2009. As of March 31, 2010, of the 20.4% of PMI’s primary risk in force consisting of Above-97s, approximately half were from our 2007 book year. The default rate for Above-97s in PMI’s primary portfolio was 28.1% as of March 31, 2010 compared to 28.7% as of December 31, 2009 and 19.9% as of March 31, 2009.

Interest Only Loans – Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. NIW consisting of interest only loans was negligible in 2009 and the first quarter of 2010. Interest only loans represented 10.8% of PMI’s primary risk in force as of March 31, 2010 compared to 10.9% as of December 31, 2009 and 11.3% as of March 31, 2009. The default rate for interest only loans was 44.3% as of March 31, 2010 compared to 43.8% as of December 31, 2009 and 33.4% as of March 31, 2009.

The above risk characteristics are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics.

Geographic Factors – Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 36.5% as of March 31, 2010 compared to 36.7% as of December 31, 2009 and 28.5% as of March 31, 2009. The default rate from Florida was 41.6% as of March 31, 2010 compared to 41.1% as of December 31, 2009 and 31.3% as of March 31, 2009. As of March 31, 2010, Florida and California insured loans represented 10.1% and 7.6% of PMI’s primary risk in force, respectively. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool. Prior to 2008, PMI wrote modified pool policies on pools of loans which feature aggregate stop-losses and per loan coverage liability caps. In some cases, the modified pool policies also include aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk in force (net of risk for which reserves have been established) was $0.6 billion as of March 31, 2010 compared to $0.8 billion as of December 31, 2009 and $1.4 billion as of March 31, 2009. The $0.2 billion reduction in PMI’s modified pool risk in force in the first quarter of 2010 was primarily the result of $114.9 million of additional modified pool loss reserves in the first quarter of 2010 and the modified pool restructuring discussed below. The additional modified pool loss reserves in the first quarter of 2010 were driven by higher levels of defaults and higher claim rates.

The existence of stop-loss protection for PMI’s modified pool exposure results in a maximum loss amount equal to PMI’s modified pool risk-in-force. The existence of stop-loss protection and the significant reserves we have recorded and expect to record provide PMI with opportunities to work with its insured customers to restructure the risk on certain modified pool policies by negotiating early, discounted claim payments. This may particularly be the case when both parties agree on the likely amount of the ultimate contract losses and where the counterparty, rather than waiting to receive future expected claim payments, prefers to receive an acceleration of claim payments, although at a discount of the expected future claim payments for the particular pool. When we restructure our modified pool contracts at a discount to the level of our associated recorded reserves, we realize a capital benefit on both a statutory and GAAP basis.

During the first quarter of 2010, MIC restructured certain modified pool policies resulting in acceleration of $163.7 million in payments to the counterparty and the elimination of the remaining $212.9 million of risk in force under the policies. Notwithstanding the elimination of the risk in force, MIC retained a contractual right to a future cash flow stream, with an estimated fair value of $66.4 million. We reflected the amount of the payments to the counterparty, net of the fair value of the cash flow stream, or $97.3 million, in our first quarter 2010 losses and loss adjustment expenses.

We expect to record additional losses up to the maximum loss amounts on a significant amount of our remaining modified pool with deductibles contracts. We do not expect losses on our modified pool without deductibles contracts for all book years to reach our maximum loss limits. Modified pool with deductibles risk in force (net of risk for which reserves have been established) was $149.8 million as of March 31, 2010 compared to $732.0 million as of March 31, 2009. Modified pool without deductibles risk in force was $448.5 million as of March 31, 2010 compared to $671.8 million as of March 31, 2009.

•

Rescission Activity. PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment), or EPDs, and also investigates certain other non-EPD loans, for misrepresentations, negligent underwriting and eligibility for coverage. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly higher levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI increased in 2008 and 2009. We believe that our EPD inventory has peaked, and as a result, we currently expect that recession levels will remain elevated and then begin to decline towards the end of 2010.

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

Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. As we expect rescission activity to remain at elevated levels throughout 2010, projected future rescission activity is also materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected, we would be required to increase loss reserves in future periods. The table below shows the aggregate risk in force of delinquent loans (including primary and pool) rescinded by PMI in each quarter in 2010, 2009 and 2008:

	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Delinquent risk in force rescinded per quarter	$109.2	$123.6	$148.4	$170.3	$200.6	$187.6	$240.8	$95.1	$34.6

Upon receiving PMI’s notice of rescission with respect to an insured loan, the insured may seek additional information as to the bases of our rescission and/or disagree with our decision to rescind coverage. As a result of the increase in rescission activity, we are experiencing an increase in the number of such disagreements and expect this trend to continue throughout 2010. If we are unsuccessful in defending our rescission decisions beyond expected levels, we may need to re-establish loss reserves for, and would need to reassume risk on, such rescinded loans. See Part II, Item 1. Legal Proceedings.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this arises from the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. Levels of claim denials increased in 2008, 2009 and the first quarter of 2010 and we expect this trend to continue throughout 2010. The table below shows the risk in force of claims denials (including primary and pool) in each quarter in 2010, 2009 and 2008:

	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
		(Dollars in millions)
Claims denials per quarter - delinquent risk in force	$149.2	$93.4	$80.1	$184.8	$63.6	$51.7	$17.7	$12.8	$8.4

•

New Insurance Written (NIW). PMI’s primary NIW decreased from $4.8 billion in the first quarter of 2009 to $964 million in the first quarter of 2010. The decrease in PMI’s primary flow NIW in the first quarter of 2010 compared to the first quarter of 2009 was principally due to PMI’s capital preservation initiatives, including customer management strategies, and pricing and underwriting guideline changes adopted prior to 2010, which continue to negatively impact PMI’s new insurance writings. Additionally, mortgage and private mortgage insurance market conditions, including a smaller mortgage origination market and significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”), have negatively impacted the private mortgage insurance industry as a whole. We are undertaking efforts to increase insurance writings from present levels. However, we expect the factors identified above to continue to negatively impact our new business writings throughout 2010.

•

Captives. As of March 31, 2010, 46.6% of PMI’s primary risk in force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk in force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of March 31, 2010, PMI ceded approximately $666.3 million of loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables and which reduce PMI’s losses and LAE. Reinsurance recoverables do not exceed assets in captive trust accounts which as of March 31, 2010 totaled approximately $931.4 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will decline in 2010.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 84.9% as of March 31, 2010, 84.3% as of December 31, 2009 and 82.5% as of March 31, 2009. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity in the insured market. To the extent that home prices continue to decline or experience low appreciation rates, we expect PMI’s persistency rate to remain high and therefore limit the rate at which PMI’s risk in force runs off. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates could constrain PMI’s capital position and limit its ability to write new business.

•

Other-than-Temporary Impairment of Investments. During the first quarter of 2010, we did not record an impairment loss. We may have impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe is not writing new business and as a result, we expect its revenues to decline. In the first quarter of 2010, PMI Europe recorded net income of $0.5 million compared to net income of $7.5 million in the first quarter of 2009. The net income for the first quarter of 2010 was primarily due to gains of approximately $1.7 million related to credit default swaps, which are not likely to continue at those levels throughout 2010. As of March 31, 2010, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $118 million which could experience adverse development in the future. Total reserves associated with this portfolio were $17.6 million as of March 31, 2010. If the performance of these exposures deteriorates, PMI Europe will experience increased losses and increases to loss reserves.

PMI Europe has posted collateral of $28.5 million on certain transactions as of March 31, 2010. Depending upon the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral. Any further downgrades will have no impact on the required collateral, as the current ratings are below all the ratings related triggers.

•

PMI Canada. PMI Canada recorded a net loss of $0.5 million in the first quarter of 2010 compared to a net loss of $0.7 million in the first quarter of 2009. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk in force and obtain regulatory approvals.

As a result of the changes in our International Operations described above, other than the expected revenues from the consideration due on the QBE Note in 2011, our International Operations will generate a substantially smaller portion of our revenues in 2010 and thereafter. See Liquidity and Capital Resources – The QBE Note.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted the fair value option for certain of our corporate debt outlined in Topic 825. Topic 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. In the first quarter of 2010, our total revenues were reduced by $40.8 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the period. In the first quarter of 2009, the decrease in fair value of our debt increased total revenues by $18.5 million. (See Item 1, Note 8. Fair Value Disclosures.)

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI and tax refunds, its investment portfolio and income therefrom and funds drawn from our revolving credit facility. MIC did not pay dividends to The PMI Group in 2009, and we do not expect that MIC will be able to pay dividends in 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $49.7 million at March 31, 2010. Our holding company has $125 million outstanding under its $125 million revolving credit facility. For a discussion of the status of The PMI Group’s revolving credit facility, see Liquidity and Capital Resources – Credit Facility.

•

Deferred Tax Assets. As of March 31, 2010, we have a tax valuation allowance of $253.1 million against a $482.8 million deferred tax asset, for a net deferred tax asset of $229.7 million. Due to cumulative operating losses over the last three years and the continued economic downturn making future taxable income uncertain, we may be required to record additional valuation allowances against the remaining tax asset or future tax asset if we are unable to substantiate that those net tax assets will more likely than not be utilized. Further, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Part II, Item 1A. Risk Factors – We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets and – Our deferred tax assets and other tax attributes could be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$161.6	$188.1	(14.1)%
Net investment income	26.7	34.6	(22.8)%
Net realized investment gains (losses)	7.4	(6.1)	—
Change in fair value of certain debt instruments	(40.8)	18.5	—
Other income	1.7	10.0	(83.0)%

Total revenues	156.6	245.1	(36.1)%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses (LAE)	350.8	382.9	(8.4)%
Amortization of deferred policy acquisition costs	3.9	3.3	18.2%
Other underwriting and operating expenses	33.9	40.1	(15.5)%
Interest expense	9.5	11.9	(20.2)%

Total losses and expenses	398.1	438.2	(9.2)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(241.5)	(193.1)	25.1%
Equity in losses from unconsolidated subsidiaries	(4.4)	(2.4)	83.3%

Loss from continuing operations before taxes	(245.9)	(195.5)	25.8%
Income tax benefit from continuing operations	(88.9)	(80.2)	10.8%
Net loss	$(157.0)	$(115.3)	36.2%

Diluted net loss per share	$(1.90)	$(1.41)	34.8%

The decrease in premiums earned in the first quarter of 2010 compared to the corresponding period in 2009 was driven by U.S. Mortgage Insurance Operations’ lower insurance in force due in part to lower NIW and rescissions of insurance coverage previously written (which generate premium refunds). This decrease in premiums earned was partially offset by higher persistency in the first quarter of 2010 compared to the corresponding period in 2009.

The decrease in net investment income in the first quarter of 2010 compared to the corresponding period in 2009 was primarily due to a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 3.0% and 3.4% as of March 31, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a lower pre-tax yield on cash and cash equivalent investments and a lower balance of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments.

The net realized investment gains of $7.4 million in the first quarter of 2010 were driven primarily by sales of municipal bonds and preferred equity securities. The net realized investment loss in the first quarter of 2009 of $6.1 million was primarily due to other-than-temporary-impairment losses related to the U.S. preferred stock portfolio.

The changes in fair value of certain debt instruments in the first quarters of 2010 and 2009 resulted from our adoption of the fair value option outlined in Topic 825, effective January 1, 2008. Credit spread fluctuations were the primary driver of changes in fair value of our debt in the first quarter of 2010. In the first quarter of 2010, our total revenues were reduced by $40.8 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the period. In the first quarter of 2009, the decrease in fair value of our debt increased total revenues by $18.5 million.

The decrease in other income in the first quarter of 2010 compared to the first quarter of 2009 was due primarily to a decrease in net gains on credit default swaps in Europe.

In the first quarter of 2010, losses and LAE were $350.8 million compared to $382.9 million for the quarter ended March 31, 2009. In the first quarter of 2010, we increased net loss reserves by $79.6 million compared to a $144.9 million reserve increase in the first quarter of 2009. The first quarter 2010 reserve increase was due to, among other factors, higher modified pool claim rates. The increase was partially offset by a decrease in PMI’s primary default inventory from December 31, 2009 and reserve releases related to the payment of claims.

The decrease in other underwriting and operating expenses in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to the rationalization of our workforce associated with refocusing on our U.S. Mortgage Insurance Operations in 2009. As a result of our repayment of $75 million on our line of credit in 2009, we paid lower interest and fees in the first quarter of 2010 than in the first quarter of 2009.

The effective tax rates for continuing operations were 36.2% for the first quarter of 2010 and 41.1% for the first quarter of 2009, compared to the federal statutory rate of 35.0%. As we reported net losses for the quarters ended March 31, 2010 and 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our effective tax rates in those quarters above the federal statutory rate.

Segment Results

The following table presents consolidated results for each of our segments:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(121.8)	$(127.6)	(4.5)%
International Operations	0.0	6.7	(100.0)%
Corporate and Other	(35.2)	5.6	—

Net loss	$(157.0)	$(115.3)	36.2%

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in (losses) earnings from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions)
Net premiums written	$159.5	$184.3	(13.5)%

Premiums earned	$160.2	$185.6	(13.7)%
Net investment income	25.0	27.8	(10.1)%
Net realized investment gains (losses)	7.2	(4.3)	—

Total revenues	192.4	209.1	(8.0)%

Losses and LAE	350.1	379.8	(7.8)%
Underwriting and operating expenses	34.0	36.6	(7.1)%

Total losses and expenses	384.1	416.4	(7.8)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(191.7)	(207.3)	(7.5)%
Equity in losses from unconsolidated subsidiaries	(4.3)	(2.3)	87.0%

Loss before income taxes	(196.0)	(209.6)	(6.5)%
Income tax benefit	(74.2)	(82.0)	(9.5)%

Net loss	$(121.8)	$(127.6)	(4.5)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions)
Gross premiums written	$212.9	$245.8	(13.4)%
Ceded and refunded premiums, net of assumed	(53.4)	(61.5)	(13.2)%

Net premiums written	$159.5	$184.3	(13.5)%

Premiums earned	$160.2	$185.6	(13.7)%

The decreases in gross premiums written and premiums earned in the first quarter of 2010 compared to the first quarter of 2009 were driven by lower insurance in force due in part to lower levels of NIW and rescissions of previously written insurance in the first quarter of 2010. The decrease in ceded premiums in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to XOL captives placed in runoff effective January 1, 2009 (as discussed below).

As of March 31, 2010, 46.6% of PMI’s primary risk in force was subject to captive reinsurance agreements compared to 48.3% as of March 31, 2009. In the first quarter of 2009, PMI ceased seeking reinsurance under XOL reinsurance agreements on new business with lender affiliated captive reinsurers. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Net investment income – Net investment income decreased in the first quarter of 2010, primarily due to a decline in PMI’s average pre-tax book yield. The average pre-tax book yield in the first quarter of 2010 was lower than the first quarter of 2009 primarily due to lower pre-tax yields on cash and cash equivalent investments and lower balances of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments.

Net realized investment gains (losses) – The net realized investment gains in the first quarter of 2010 were driven primarily by sales of municipal bonds and sales of certain preferred stocks. The net realized investment loss in the first quarter of 2009 was primarily due to other-than-temporary-impairment losses related to the U.S. preferred stock portfolio.

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

	Three Months Ended March 31,
	2010	2009	Percentage Change
	(Dollars in millions, except claim size)
Total primary claims paid	$236.4	$180.7	30.8%
Total pool claims paid	21.4	25.9	(17.4)%
LAE, supplemental and other	13.2	9.6	37.5%
Change in net loss reserves	79.1	163.6	(51.7)%

Losses and LAE	$350.1	$379.8	(7.8)%

Number of primary claims paid (1)	6,892	4,429	55.6%
Average primary claim size (in thousands)	$34.3	$40.8	(15.9)%

(1)	Amount includes claims denials, which are settled without payments.

The increase in the total and number of primary claims paid in the first quarter of 2010 compared to the first quarter of 2009 was driven by a higher default inventory and higher claim rates resulting from, among other things, home price declines and the diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that is returning to current status. Total pool claims paid decreased in the first quarter of 2010 compared to the first quarter of 2009 due to accelerated claim payments associated with the restructuring of certain modified pool contracts in 2009 which reduced our pool risk in force. For a discussion of the changes in net loss reserves for the three months ended March 31, 2010 and 2009, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE and Defaults, above. For a discussion of the impact of our rescission activities on losses and LAE, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Rescission Activities, above. The decrease in PMI’s average primary claim size in the first quarter of 2010 was driven primarily by higher incidences of claim denials, which are settled without payment. See Conditions and Trends Affecting Our Business – U.S. Mortgage Insurance Operations – Rescission Activities, above.

As of March 31, 2010, we ceded $666.3 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of March 31, 2010, assets in captive trust accounts held for the benefit of PMI totaled approximately $931.4 million, before quarterly net settlements. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Defaults – PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled installment payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later than the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan in default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date.

PMI’s primary default data are presented in the table below.

	As of March 31,		Percentage Change/
	2010	2009	Variance
Flow channel
Loans in default	120,665	93,028	29.7%
Policies in force	591,079	657,999	(10.2)%
Default rate	20.41%	14.14%	6.27 pps
Structured channel
Loans in default	26,583	24,475	8.6%
Policies in force	92,809	110,442	(16.0)%
Default rate	28.64%	22.16%	6.48 pps
Total primary
Loans in default	147,248	117,503	25.3%
Policies in force	683,888	768,441	(11.0)%
Default rate	21.53%	15.29%	6.24 pps

PMI’s primary delinquent roll forward is presented in the table below.

	Three Months Ended March 31,		Percentage
	2010	2009	Change
Number of policies
Beginning delinquent inventory, January 1	150,925	109,580	37.7%
Plus: New notices	34,268	43,307	(20.9)%
Less: Cures	(29,565)	(28,697)	3.0%
Less: Paids (1)	(6,892)	(4,429)	55.6%
Less: Rescissions	(1,488)	(2,258)	(34.1)%

Ending delinquent inventory, March 31	147,248	117,503	25.3%

(1)	Claims paid are net of claim reversals and reinstatements.

PMI’s modified pool default data are presented in the table below.

	As of March 31,		Percentage Change/ Variance
	2010	2009
Modified pool with deductible
Loans in default (1)	10,573	39,238	(73.1)%
Policies in force	59,699	190,830	(68.7)%
Default rate	17.71%	20.56%	(2.85	) pps
Modified pool without deductible
Loans in default	9,880	10,400	(5.0)%
Policies in force	45,252	54,123	(16.4)%
Default rate	21.83%	19.22%	2.61	pps
Total modified pool
Loans in default	20,453	49,638	(58.8)%
Policies in force	104,951	244,953	(57.2)%
Default rate	19.49%	20.26%	(0.77	) pps

(1)	Excludes 32 contracts representing 26,103 delinquencies due to the modified pool restructuring effectuated in the first quarter of 2010.

The changes in PMI’s primary and modified pool default inventories and default rates in the first quarter of 2010 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults and Modified Pool, above. Total pool loans in default (which includes modified and other pool products) as of March 31, 2010 and 2009 were 25,336 and 53,807, respectively. The default rates for total pool loans decreased to 16.5% as of March 31, 2010 from 22.3% as of December 31, 2009 and from 17.7% as of March 31, 2009. The decrease in the total pool default rate from December 31, 2009 was due to the modified pool restructuring discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Modified Pool, above.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$3.9	$3.0	30.0%
Other underwriting and operating expenses	30.1	33.6	(10.4)%

Total underwriting and operating expenses	$34.0	$36.6	(7.1)%

Policy acquisition costs incurred and deferred	$5.2	$7.7	(32.5)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies, including contract underwriting prior to April 2009 and sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e., monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. PMI’s deferred policy acquisition cost asset was $42.6 million as of March 31, 2010 compared to $41.3 million as of December 31, 2009 and $37.0 million as of March 31, 2009.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to changes in the allocation of LAE across business units as well as a decrease in contract underwriting payroll. Prior to April 2009, when we ceased offering contract underwriting services, PMI incurred underwriting expenses related to contract underwriting services for mortgage loans without mortgage insurance coverage. These costs were allocated to our Corporate and Other segment, thereby reducing PMI’s underwriting and operating expenses.

Equity in (losses) earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in (losses) earnings from unconsolidated subsidiaries is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI were $4.3 million in the first quarter of 2010 compared to equity in losses of $2.3 million in the corresponding period in 2009. Equity in losses from CMG MI in the first quarter of 2010 was primarily the result of higher losses and LAE recorded due to increases in CMG MI’s default inventory.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The tax benefit recorded in our U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in an effective tax rate of 37.9% for the first quarter of 2010.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	As of March 31,
	2010	2009	Variance
Loss ratio	218.6%	204.6%	14.0	pps
Expense ratio	21.3%	19.8%	1.5	pps

Combined ratio	239.9%	224.4%	15.5	pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the first quarter of 2010 compared to the first quarter of 2009 as a result of continued elevated levels of losses and LAE and lower premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a decrease in net premiums written and an increase in deferred compensation related expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended March 31,		Percent
	2010	2009	Change
	(Dollar in millions)
Primary NIW:
Flow channel	$964	$4,847	(80.1)%
Structured finance channel	—	1	(100.0)%

Total primary NIW	$964	$4,848	(80.1)%

The decrease in PMI’s primary flow NIW in the first quarter of 2010 compared to the first quarter of 2009 was principally due to PMI’s capital preservation initiatives, including customer management strategies, and pricing and underwriting guideline changes adopted prior to 2010, which continue to negatively impact PMI’s new insurance writings. Additionally, mortgage and private mortgage insurance market conditions, including a smaller mortgage origination market and significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”), have negatively impacted the private mortgage insurance industry as a whole. PMI has ceased offering products through its structured finance channel.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of March 31,		Percentage Change/ Variance
	2010	2009
	(Dollars in millions)
Primary insurance in force	$110,270	$123,897	(11.0)%
Primary risk in force	26,957	30,366	(11.2)%
Pool risk in force*	884	1,869	(52.7)%
Policy cancellations—primary (year-to-date)	4,388	5,216	(15.9)%
Persistency—primary	84.9%	82.5%	2.4	pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of March 31, 2010 decreased from March 31, 2009 primarily as a result of lower levels of NIW, partially offset by higher persistency. The increase in PMI’s persistency rate in the first quarter of 2010 reflects lower levels of residential mortgage refinance activity in the insured market, tighter underwriting criteria in the primary market and home price declines.

Modified pool risk in force as of March 31, 2010 was $0.6 billion compared to $0.8 billion and $1.4 billion as of December 31, 2009 and March 31, 2009, respectively. The decrease in modified pool risk in force in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to increasing loss reserves and the restructuring of certain modified pool contracts.

The following table sets forth the percentages of PMI’s primary risk in force as of March 31, 2010 and December 31, 2009 in the ten states with the highest risk in force as of March 31, 2010 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of March 31, 2010	Percent of Primary Risk in Force as of December 31, 2009
Florida	10.1%	10.1%
California	7.6%	7.7%
Texas	7.6%	7.5%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	4.0%	4.0%
Ohio	3.9%	3.9%
Pennsylvania	3.4%	3.4%
New Jersey	3.3%	3.3%
Washington	3.2%	3.2%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the first quarter of 2010, PMI did not write new insurance on less-than-A quality and Alt-A loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary), Above-97s, interest only loans and payment option ARM loans was insignificant in the first quarter of 2010.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	March 31, 2010	December 31, 2009	March 31, 2009
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	6.7%	6.8%	6.9%
Less-than-A Quality loans with FICO scores below 575 *	1.7%	1.7%	1.8%
Alt-A loans	16.8%	17.0%	18.0%
ARMs (excluding 2/28 Hybrid ARMs)	7.4%	7.5%	7.8%
2/28 Hybrid ARMs **	1.7%	1.8%	2.1%
Above-97s (above 97% LTVs)	20.4%	20.4%	20.8%
Interest Only	10.8%	10.9%	11.3%
Payment Option ARMs	3.0%	3.1%	3.3%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(USD in millions)
PMI Europe	$0.5	$7.5	(93.3)%
PMI Canada	(0.5)	(0.7)	28.6%

Net income *	$—	$6.7	(100.0)%

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended March 31,		Percentage
	2010	2009	change
	(USD in millions)
Net premiums written	$0.6	$0.5	20.0%

Premiums earned	$1.3	$2.4	(45.8)%
Net gains from credit default swaps	1.7	7.8	(78.2)%
Net investment income	1.4	4.6	(69.6)%
Net realized gains (losses)	0.4	(1.3)	130.8%

Total revenues	4.8	13.5	(64.4)%

Losses and LAE	0.4	2.9	(86.2)%
Other underwriting and operating expenses	1.5	2.8	(46.4)%

Total losses and expenses	1.9	5.7	(66.7)%

Income before taxes	2.9	7.8	(62.8)%
Income tax expense	2.4	0.3	—

Net income	$0.5	$7.5	(93.3)%

The average USD/Euro currency exchange rate was 1.3837 for the first quarter of 2010 and 1.3063 for the corresponding period in 2009. The changes in the average USD/Euro currency exchange rates from 2009 to 2010 did not significantly impact PMI Europe’s financial results in the first quarter of 2010.

Premiums written and earned — Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums earned decreased in the first quarter of 2010 compared to the corresponding period of 2009 due to the decision in 2008 to cease writing new business through PMI Europe and the commutation of several transactions in 2009. As PMI Europe’s insurance in force continues to age, we expect premiums earned to continue to decline.

Net gains (losses) from credit default swaps — As of March 31, 2010, PMI Europe was a party to five credit default swap (“CDS”) contracts classified as derivatives, compared to 13 transactions as of March 31, 2009. We recorded a net gain of $1.7 million for the three months ended March 31, 2010 compared to a net gain of $7.8 million for the three months ended March 31, 2009 on CDS contracts. Net gains in the first quarter of 2010 from CDS contracts resulted primarily from changes in the fair value of the derivative contracts in the quarter, resulting from income earned in the quarter and the reversal of unrealized losses as the contracts continue to age. Net gains during the first quarter of 2009 were primarily the result of changes in the estimated fair value of these contracts during the period resulting from the widening of our market spreads during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short term investments and foreign exchange gains or losses arising from the revaluation of short term monetary assets. The pre-tax book yield was 2.8% for the first quarters of 2010 and 2009.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments, changes in reserves and a reduction in the premium deficiency reserve of $0.7 million on PMI Europe’s primary portfolio. The reduction in the premium deficiency reserve is a result of lower estimated lifetime losses on our primary portfolio. Losses and LAE in the first quarter of 2010 were also driven by reserve increases relating to new defaults in PMI Europe’s Italian mortgage insurance portfolio offset by reductions in loss estimates on our German transactions. Losses and LAE for the first quarter of 2009 were primarily driven by increased defaults on Italian primary flow business and the foreign exchange losses arising from translating loss reserves to U.S. dollars.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the first quarter of 2010 compared to the first quarter of 2009 due to the cessation of new business writings and commutations that reduced insurance in force.

Income taxes — We adjusted our valuation allowance to account for certain tax assets we do not expect to utilize in PMI Europe which generated a tax expense of $2.4 million during the first quarter of 2010. In addition, PMI Europe’s tax expense was higher in the first quarter of 2010 than the corresponding period of 2009 because we did not include U.S. federal income tax on the undistributed earnings from foreign subsidiaries in the first quarter of 2009, as they were deemed permanently reinvested at the time.

Risk in force — PMI Europe’s risk in force was $2.1 billion as of March 31, 2010 compared to $4.9 billion at December 31, 2009. The decrease in the first quarter of 2010 was primarily due to a counterparty exercising a call option in respect of two CDS transactions in March 2010.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada is not writing new business.

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(USD in millions)
Total revenues (expenses)	$0.1	$(0.2)	150.0%

Losses and LAE	0.3	0.2	50.0%
Underwriting and operating expenses	0.3	0.3	—

Total losses and expenses	0.6	0.5	20.0%

Loss before taxes	(0.5)	(0.7)	(28.6)%
Income tax expense	—	—	—

Net loss	$(0.5)	$(0.7)	(28.6)%

Total revenues increased in the first quarter of 2010 compared to the corresponding period of 2009 primarily due to an increase in investment income. PMI Canada added a premium deficiency reserve of $0.2 million in the first quarter of 2010 as a result of the reassessment of future projected losses.

Corporate and Other

Effective December 31, 2009, we combined our “Financial Guaranty” and “Corporate and Other” segments for all periods presented. The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, which we discontinued in April 2009; net investment income, interest expense, corporate overhead of The PMI Group, our holding company; and equity in earnings (losses) from FGIC and our former investment in RAM Re, whose carrying values are zero as a result of our impairments of the investments in 2008. To the extent that our carrying value in our FGIC investment remains zero, we will not recognize in future periods our proportionate share of FGIC’s losses. Having completed its runoff activities in 2008, we now report the results of operations of PMI Guaranty as discontinued operations in the Corporate and Other segment and in the consolidated statement of operations for all periods presented. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended March 31,		Percentage
	2010	2009	Change
	(Dollars in millions)
Net investment income	$0.1	$2.0	(95.0)%
Change in fair value of certain debt instruments	(40.8)	18.5	—
Other income	—	2.2	(100.0)%

Total (expenses) revenues	(40.7)	22.7	—

Share-based compensation expense	1.1	1.2	(8.3)%
Other operating expenses	0.9	2.5	(64.0)%

Total other operating expenses	2.0	3.7	(45.9)%
Interest expense	9.5	11.8	(19.5)%

Total expenses	11.5	15.5	(25.8)%
(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(52.2)	7.2	—
Equity in losses from unconsolidated subsidiaries	(0.1)	(0.2)	(50.0)%

Net (loss) income before income taxes	(52.3)	7.0	—
Income tax (benefit) expense	(17.1)	1.4	—

Net (loss) income	$(35.2)	$5.6	—

Net investment income — Net investment income decreased in the first quarter of 2010 compared to the corresponding period in 2009 due primarily to decreases in investable assets at the holding company and our investment book yield.

Change in fair value of certain debt instruments — The change in fair value of certain debt instruments in 2010 and 2009 resulted from our adoption of the fair value option outlined in Topic 825, effective January 1, 2008. In the first quarter of 2010, our total revenues were reduced by $40.8 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the period. In the first quarter of 2009, the decrease in fair value of our debt increased total revenues by $18.5 million.

Other income — Other income decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to our cessation of contract underwriting services in the second quarter of 2009.

Share-based compensation expense — The decrease in share-based compensation expense in the first quarter of 2010 compared to the corresponding period in 2009 was primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in the first quarter of 2010.

Other operating expenses — Other operating expenses decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the cessation of contract underwriting services. We did not allocate contract underwriting expenses in the first quarter of 2010 compared to an allocation of $2.0 million in the corresponding period in 2009.

Interest expense — As a result of our repayment of $75 million on our line of credit in 2009, we paid lower interest and fees in the first quarter of 2010 than in the first quarter of 2009.

Equity in losses from unconsolidated subsidiaries — The equity in losses from unconsolidated subsidiaries decreased in the first quarter of 2010 compared to the corresponding period in 2009 due to the decrease in losses from limited partnership investments.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 and we do not expect that MIC will be able to pay dividends during 2010. In addition, the economic downturn has reduced the value of The PMI Group’s investment portfolio, and we expect the portfolio could continue to be adversely affected to the extent the dislocation in the credit markets and economic downturn continues. See Part II, Item 1A. Risk Factors – We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $49.7 million at March 31, 2010 compared to $234.3 million at March 31, 2009. The decrease in The PMI Group’s available funds is primarily due to the $75 million purchase of the QBE note described below and the $75 million repayment on the credit facility in the second quarter of 2009.

We believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) in 2010 and PMI has sufficient assets to meet its obligations in 2010.

On April 25, 2010, we announced the concurrent public offerings of additional shares of our common stock and convertible notes for aggregate gross proceeds of $600 million. If those offerings are completed as proposed, we expect to contribute a significant portion of the proceeds from such offerings to MIC in the form of a capital contribution and surplus note issued by MIC to The PMI Group.

Credit Facility

On May 29, 2009, our Amended and Restated Credit Agreement (the “Amended Agreement”), which replaced our prior credit facility in its entirety, became effective. In connection with the Amended Agreement, MIC and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the contingent note (the “QBE Note”) described below under The QBE Note from MIC. Upon the completion of the sale of the QBE Note to The PMI Group from MIC, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement. We currently have $125 million outstanding under the Amended Agreement, which is the total amount of the lenders’ commitments thereunder.

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

On April 14, 2010, The PMI Group entered into Amendment Agreement No. 2 with the lenders under the Amended Agreement. In addition to making certain clarifying changes, the amendment modifies the existing financial covenant requiring the Company to maintain an Adjusted Consolidated Net Worth (as defined under the Amended Agreement) of no less than $500 million at any time, such that the covenant is now effective only when the Company’s outstanding obligations under the credit facility exceed $50 million. As of April 23, 2010, the amount outstanding under the credit facility is $125 million. As of March 31, 2010, our Adjusted Consolidated Net Worth, as defined in the credit facility, was $891.7 million. Absent significant additional capital, our Adjusted Consolidated Net Worth will decline in 2010. Although we currently expect to remain in compliance, due to continuing losses and other factors negatively affecting our financial position, there is a risk that in 2010 we will not be able to maintain the minimum Adjusted Consolidated Net Worth as required by the credit facility. If we were to anticipate being, or were to become, unable to maintain the required minimum Adjusted Consolidated Net Worth, we intend to pursue one or more of the following actions: (1) negotiate with the lenders under our credit facility to amend or waive compliance with the covenant, (2) seek to sell certain assets, including the QBE Note prior to maturity, for an amount sufficient to repay the credit facility, and (3) other corporate initiatives, inclusive of expense reductions, within our control to maintain compliance with the covenant.

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

The Amended Agreement also places certain limitations on our ability to pay dividends on our common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. As discussed in Part II, Item IA. Risk Factors—We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer, we do not expect that our Board of Directors will declare a quarterly dividend for the foreseeable future.

The QBE Note

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and the QBE Note in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through March 31, 2010, we do not currently expect that, as of March 31, 2010, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended March 31, 2010 (as described below). The last such report that we received was for the period ended December 31, 2009. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of the PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note.

We pledged the QBE Note to the lenders under the Amended Agreement. Under the terms of the Amended Agreement, the size of the credit facility may be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the Amended Agreement. Under these procedures, the value of the QBE Note is subject to reduction on account of losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the Amended Agreement, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The Amended Agreement requires that for purposes of determining the commitment under the Amended Agreement, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended December 31, 2009) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the Amended Agreement. See Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2009, Risk Factors - If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

Dividends to The PMI Group

MIC’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and our agreement with Fannie Mae and Freddie Mac relating to PMAC. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. We do not anticipate that MIC will pay any dividends to The PMI Group in 2010.

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

MIC’s ability to pay dividends is also limited by the terms of our agreements with the GSEs’ relating to PMAC. Under the agreements, MIC may not, without the GSEs’ prior written consent, pay dividends or make distributions or payments of indebtedness outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, our agreements with Fannie Mae and Freddie Mac permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

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

International Operations Liquidity — The principal uses of this segment’s liquidity are the payment of operating expenses, claim payments, and taxes. The principal sources of this segment’s liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

As a result primarily of higher losses and LAE, we require additional capital. The amount and timing of capital required is affected by a variety of factors, many of which are difficult to predict and may be outside of our control. See Part II, Item 1A. Risk Factors- There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all.

These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and cure rates and losses and LAE;

•	levels of new insurance written;

•	our ability to comply with capital adequacy requirements imposed by regulators or third parties;

•	GSEs’ and rating agencies’ requirements and determinations;

•

performance of our investment portfolio and the extent to which issuers of fixed-income securities that we own default on principal and interest payments or the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets;

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

PMI may cease to comply with regulatory capital adequacy requirements as of March 31, 2010. For a discussion of such requirements, see Conditions and Trends Affecting our Business-US Mortgage Insurance Operations-Capital Constraints, Initiatives and Requirements and - State Regulatory Capital Requirements. Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $41 million as of March 31, 2010 (less than 1% of the total original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial and total loss reserves on the remaining risk-in force were approximately $1.0 million as of March 31, 2010 (less than 1% of MIC’s total loss reserves as of the same date). The remaining business has an average LTV of less than 40%. See Part II, Item 1A. Risk Factors – MIC is subject to various capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate.

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed income securities	$23,619	$24,232
Equity securities	3,101	4,494
Short-term investments, cash and cash equivalents and other	817	6,460

Investment income before expenses	27,537	35,186
Investment expenses	(849)	(581)

Net investment income	$26,688	$34,605

The decrease in net investment income in the first quarter of 2010 compared to the corresponding period in 2009 was primarily due to a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 3.0% and 3.4% as of March 31, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a lower pre-tax yield on cash and cash equivalent investments and a lower balance of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$5,758	$828
Gross losses	(1,381)	(2,408)

Net gains (losses)	4,377	(1,580)
Equity securities:
Gross gains	3,492	—
Gross losses	(148)	(4,298)

Net gains (losses)	3,344	(4,298)
Short-term investments:
Gross gains	—	173
Gross losses	(288)	—

Net (losses) gains	(288)	173

Net realized investment gains (losses) before income taxes	7,433	(6,051)
Income tax expense (benefit)	2,602	(2,118)

Total net realized investment gains (losses) after income taxes	$4,831	$(3,933)

Net realized investment gains (losses) for the first quarter of 2010 resulted primarily from sales of municipal bonds and preferred stocks. Net realized investment losses for the first quarter of 2009 include other-than-temporary impairments recorded during the first quarter of 2009; upon adoption of Topic 320 on April 1, 2009, we recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. We did not record impairments in the first quarter of 2010.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2010 and December 31, 2009. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
March 31, 2010
Fixed income securities:
U.S. Municipal bonds	$1,797,094	$—	$—	$1,797,094
Foreign governments	—	44,516	—	44,516
Corporate bonds	136,302	92,421	—	228,723
U.S. government and agencies	4,137	13,674	—	17,811
Mortgage-backed securities	2,636	—	2,054	4,690

Total fixed income securities	1,940,169	150,611	2,054	2,092,834
Equity securities:
Common stocks	31,840	—	288	32,128
Preferred stocks	172,776	—	—	172,776

Total equity securities	204,616	—	288	204,904
Short-term investments	1,609	23	—	1,632

Total investments	$2,146,394	$150,634	$2,342	$2,299,370

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
U.S. Municipal bonds	$2,052,174	$—	$13,221	$2,065,395
Foreign governments	—	46,033	—	46,033
Corporate bonds	136,315	90,553	—	226,868
U.S. government and agencies	3,981	7,013	146	11,140
Mortgage-backed securities	3,279	—	2,473	5,752

Total fixed income securities	2,195,749	143,599	15,840	2,355,188
Equity securities:
Common stocks	29,090	—	—	29,090
Preferred stocks	186,023	—	—	186,023

Total equity securities	215,113	—	—	215,113
Short-term investments	999	23	1,210	2,232

Total investments	$2,411,861	$143,622	$17,050	$2,572,533

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio decreased to $2.3 billion as of March 31, 2010 from $2.6 billion as of December 31, 2009.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, preferred stocks, corporate bonds and U.S. and foreign government bonds. In accordance with Topic 320, our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income (loss).

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2010:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	49%	69%	96%	51%
AA	23%	6%	—	21%
A	23%	20%	—	23%
BBB	4%	3%	—	4%
Below investment grade	1%	2%	—	1%
Not Rated	—	—	4%	—

Total	100%	100%	100%	100%

As of March 31, 2010, approximately $899.8 million, or 29.6% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include MBIA, FGIC, FSA, AMBAC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of March 31, 2010.

	Fair Value (in thousands)	% of Consolidated Investments
MBIA	$352,491	11.6%
FGIC	32,634	1.1%
FSA	564	0.0%
AMBAC	301,739	9.9%
Other	212,357	7.0%

Total	$899,785	29.6%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2010, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	38%	69%	96%	40%
AA	18%	6%	—	17%
A	37%	20%	—	35%
BBB	6%	3%	—	6%
Below investment grade	1%	2%	—	1%
Not Rated	—	—	4%	1%

Total	100%	100%	100%	100%

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of March 31, 2010, CMG MI’s risk-to-capital ratio was 17.6 to 1. MIC has a capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under such agreement, as we have ceased writing new business through our Canadian operations.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) throughout 2010. The PMI Group does not currently have sufficient funds or other sources of liquidity to enable it to repay our credit facility or our senior notes if either of those obligations were required to be repaid prior to maturity. Our senior note indenture provides that, if we fail to pay the principal amount of any other indebtedness at any stated maturity or if we default on any other obligation with respect to any such other indebtedness and such default results (i) in any other indebtedness becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable and (ii) the principal amount of all such other indebtedness equals or exceeds an aggregate principal amount of $50 million or more and (iii) we do not repay such indebtedness or such acceleration is not rescinded within 30 days after receiving a notice of default from the trustee of the senior notes or the holders of at least 25% in principal amount of our senior notes, an event of default would occur under our senior notes and we could be required to repay all our outstanding senior notes.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $108.3 million in the first quarter of 2010 compared to consolidated cash flows used in operating activities of $57.8 million in the first quarter of 2009. Cash flows used in operations increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increases in claim payments from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2010 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums written due to continued decline of insurance in force and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows provided by investing activities in the first quarter of 2010, including purchases and sales of investments and capital expenditures, were $282.4 million compared to consolidated cash flows used in investing activities of $91.6 million in the first quarter of 2009. The change in cash flows provided by investing activities in the first quarter of 2010 compared to cash flows used in investing activities in the first quarter of 2009 was due primarily to proceeds from sales and maturities of fixed income and equity securities. We believe we continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $0.3 million in the first quarters of 2010 and 2009. No significant financing activities took place in the first quarters of 2010 and 2009.

Ratings

The rating agencies have assigned the following ratings to The PMI Group and certain of its affiliates and its equity investee subsidiaries:

	Standard & Poor’s	Moody’s	Fitch
Insurer Counterparty Credit and Financial Strength Ratings
PMI Mortgage Insurance Co.	B+	B2	NR
PMI Insurance Co.	NR	NR	NR
PMI Europe	NR	NR	NR
CMG Mortgage Insurance Company	BBB	NR	BBB
FGIC	NR	NR	NR
Issuer Credit Ratings
The PMI Group, Inc.	CCC+	Caa2	NR
Senior Unsecured Debt	CCC+	Caa2	NR
Junior Subordinated Debentures	CC	Caa3	NR

Recent Developments Relating to Mortgage Insurance Companies Ratings

On February 4, 2010, Moody’s Investors Services (“Moody’s”) downgraded The PMI Group, Inc. and its mortgage insurance subsidiaries. The Insurance Financial Strength ratings of PMI Mortgage Insurance Co. and PMI Insurance Co. were downgraded to ‘B2’ from ‘Ba3’, and PMI Europe was downgraded to ‘B3’ from ‘B1’. The credit rating of The PMI Group, Inc. was downgraded to ‘Caa2’ from ‘B3’. The ratings outlook was changed from developing to negative for all rated entities.

On February 17, 2010, Standard & Poor’s (“S&P”) downgraded CMG Mortgage Insurance Company to ‘BBB’ from ‘BBB+’ with a negative outlook and removed the company from CreditWatch.

On February 18, 2010, Moody’s withdrew the ratings for PMI Insurance Co. and PMI Europe. On March 19, 2010, S&P withdrew the ratings on PMI Insurance Co. and PMI Europe following the affirmation of ‘B+’ ratings on these two companies.

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

The following table shows the reasonable range of loss and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of March 31, 2010 and December 31, 2009 by segment and on a consolidated basis:

	As of March 31, 2010			As of December 31, 2009
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,900.0	$4,000.0	$3,255.6	$2,650.0	$3,850.0	$3,213.7
International Operations	25.0	42.9	35.0	22.6	42.4	36.4

Consolidated loss and LAE reserves	$2,925.0	$4,042.9	$3,290.6	$2,672.6	$3,892.4	$3,250.1

U.S. Mortgage Insurance Operations – We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default, and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges. The recorded reserves for U.S. Mortgage Insurance Operations as of March 31, 2010 are below the midpoint of the actuarially-determined reserve range. Management’s best estimate was below the actuarial midpoint primarily due to our views with respect to loan modifications and workouts. In management’s view, although yet to be fully reflected in available data, loan workouts and modifications have been significantly delayed with respect to PMI’s delinquency inventory and are increasing in number and effect. As a result, management believes that the likely ultimate benefit of these activities in the form of cures is not fully reflected in available data and, accordingly, was not able to be fully considered in the development of the actuarial range. To the extent the benefit of loan modifications and workouts fails to meet management’s current expectations, we would expect future reserves would need to increase from current levels.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. As discussed above, our loss reserve estimation process also takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of loan modification programs. We also consider the effect of projected future rescission activity with respect to the current inventory of delinquent loans, and such consideration has materially reduced our loss reserve estimates. To the extent we must reverse our rescissions beyond expected levels or future rescission activity is lower than expected, we may need to significantly increase our loss reserve estimates in future periods. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions.

Our increase to the reserve balance in the first quarter of 2010 was primarily due to higher claim rates in our modified pool insurance portfolio. The increase was partially offset by a decrease in PMI’s primary default inventory from December 31, 2009 and reserve releases related to the payment of claims. For a discussion of PMI’s default inventory, see Conditions and Trends — U.S. Mortgage Insurance Operations — Defaults. The increase in PMI’s average claim rates in its modified pool insurance portfolio has been driven by home price declines and diminished availability of certain loan products, both of which constrain refinancing opportunities and result in a decrease in the percentage of the default inventory that returns to current status (referred to as cure rate). The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the three months ended March 31, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1	$3,213.7	$2,624.5
Reinsurance recoverables	(703.6)	(482.7)

Net balance at January 1	2,510.1	2,141.8
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	291.0	370.6
Prior years	59.1	9.2

Total incurred	350.1	379.8
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(3.3)	(2.6)
Prior years	(267.6)	(213.6)

Total payments	(270.9)	(216.2)

Net balance at March 31	2,589.3	2,305.4
Reinsurance recoverables	666.3	549.4

Balance at March 31	$3,255.6	$2,854.8

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $270.9 million and $216.2 million for the three months ended March 31, 2010 and 2009, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $350.1 million and $379.8 million for the three months ended March 31, 2010 and 2009, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $59.1 million and $9.2 million for the three months ended March 31, 2010 and 2009, respectively. PMI’s reserve balance at January 1, 2009 includes $22.9 million of PMI Guaranty’s loss reserves, which were merged into our U.S. Mortgage Insurance Operations in 2008.

The table below breaks down the changes in reserves related to prior years by particular accident years for the three months ended March 31, 2010 and 2009, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008	March 31, 2010 vs. December 31, 2009	March 31, 2009 vs. December 31, 2008
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$0.1	$(10.7)
2003	226.6	226.5	224.8	225.9	0.1	(1.1)
2004	241.3	241.1	239.7	241.2	0.2	(1.5)
2005	272.3	271.9	270.1	272.0	0.4	(1.9)
2006	415.5	414.3	406.9	409.9	1.2	(3.0)
2007	1,121.2	1,114.7	1,020.2	1,041.6	6.5	(21.4)
2008	1,852.4	1,829.5	1,759.7	1,710.9	22.9	48.8
2009	1,580.5	1,552.8	370.6	—	27.7	—
2010	291.0	—	—	—	—	—

Total					$59.1	$9.2

The $59.1 million and $9.2 million increases related to prior years’ reserves in the first quarter of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $59.1 million increase in prior years’ reserves during the first quarter of 2010 reflected the continued stress in the housing and mortgage markets and was driven primarily by adverse claim rate development in the modified pool insurance portfolio. The $9.2 million increase in prior years’ reserves during the first quarter of 2009 reflected significant weakening of the housing and mortgage markets and was driven primarily by adverse claim size development in the pool insurance portfolio partially offset by reductions in claim size from our primary insurance channel. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Primary insurance	$2,924.4	$2,931.1
Pool insurance	310.4	261.8
Other *	20.8	20.8

Total reserves for losses and LAE	$3,255.6	$3,213.7

The decrease in primary insurance reserves is driven primarily by the decrease in receipt of notices of default. The increase in the pool insurance reserves is driven by adverse development in the modified pool portfolio from higher claim rates.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$3,063.9	$3,017.1
IBNR	104.6	109.5
Cost to settle claims (LAE)	66.3	66.3
Other *	20.8	20.8

Total reserves for losses and LAE	$3,255.6	$3,213.7

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the March 31, 2010 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $153.2 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2010, the effect on pre-tax income would be approximately $5.2 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of March 31, 2010, the effect on pre-tax income would be approximately $3.3 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 22.9% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 10.9% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2010 of $24.9 million to $42.4 million. PMI Europe’s recorded loss reserves at March 31, 2010 were $34.6 million, which represented our best estimate and a decrease of $1.4 million from PMI Europe’s loss reserve balance of $36.0 million at December 31, 2009. The decrease to PMI Europe’s loss reserves in the first quarter of 2010 was primarily due to claim payments of $0.7 million combined with translation losses arising from the strengthening of the U.S. dollar against the Euro. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$32.2	$33.1
IBNR	1.8	2.2
Cost to settle claims (LAE)	1.0	1.1

Total loss and LAE reserves	$35.0	$36.4

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the three months ended March 31, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1,	$36.4	$84.8
Reinsurance recoverables	—	—

Net balance at January 1	36.4	84.8
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	(0.4)	2.3
Prior years	1.6	0.8

Total incurred	1.2	3.1
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(0.7)	(21.8)

Total payments	(0.7)	(21.8)
Foreign currency translation	(1.9)	(5.0)

Net balance at March 31	35.0	61.1
Reinsurance recoverables	—	—

Balance at March 31,	$35.0	$61.1

The increase in losses and LAE incurred relating to prior year of $1.6 million in the first quarter of 2010 was primarily due to aging of Italian defaults. The increase in losses and LAE incurred relating to prior year of $0.8 million in the first quarter 2009 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $15.5 million and $17.3 million as of March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $17.4 million as of March 31, 2010.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As of March 31, 2010, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral, was a net liability of $13.0 million. PMI Europe has posted collateral, consisting of corporate securities and cash, of $11.0 million as of March 31, 2010 on these CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. We estimate based on expected defaults and loss estimates that the amount of additional collateral required to be posted will range from $4.3 million to $11.0 million in the next twelve months. The actual collateral posted at the end of 2010 will be dependent upon deal performance, claim payments and the extent to which PMI Europe is successful in commuting certain contracts. As of March 31, 2010, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $31.1 million, including the $11.0 million already posted. See Part II, Item 1A. Risk Factors – We are exposed to risk in the winding down of our European and Canadian operations.

On average, the loan portfolios underlying our CDS exposures were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk in force. Risk in force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk in force related to its CDS contracts was $1.3 billion as of March 31, 2010. Provided below are tables showing the risk in force or notional amounts by issue year, original and current credit rating, posted collateral and country for all CDS contracts as of March 31, 2010. As of March 31, 2010, the original credit ratings of our investment grade transactions were unchanged:

	Original and Current Credit Rating
Issue Year	AAA (Super Senior)	AAA	AA	A	BBB	Non-investment grade	Total
	(Dollars in millions)
2000	$—	$—	$—	$—	$—	$16	$16
2003	—	—	—	—	—	6	6
2004	—	—	—	—	—	9	9
2006	1,170	80	—	—	—	—	1,250

Total Notional	$1,170	$80	$—	$—	$—	$31	$1,281

Posted collateral	$—	$—	$—	$—	$—	$11	$11

Maximum collateral	$—	$—	$—	$—	$—	$31	$31

Note: Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

	Original and Current Credit Rating
Country	AAA (Super Senior)	AAA	AA	A	BBB	Non-investment grade	Total
	(Dollars in millions)
Germany	1,170	80	—	—	—	31	1,281

Total Notional	$1,170	$80	$—	$—	$—	$31	$1,281

Note: Notional amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of March 31, 2010.

	Original and Current Credit Rating
	AAA (Super Senior)	AAA	AA	A	BBB	Non-investment grade	Total
	(Dollars in millions)
Weighted average expected life in years	0.85	0.88	0.00	0.00	0.00	1.98	0.88

Components of fair value
Expected discounted future net cash inflows (outflows)	$0.6	$0.2	$—	$—	$—	$(9.6)	$(8.8)
Market spread/cost of capital adjustment	(2.4)	(0.9)	—	—	—	(3.4)	(6.7)

Fair value	$(1.8)	$(0.7)	$—	$—	$—	$(13.0)	$(15.5)

Note: Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its non-investment grade CDS contracts. PMI expects to pay net cash outflows of approximately $9.6 million related to its non-investment grade CDS agreements over the next 6 years. PMI has a fair value liability of $13.0 million, which includes all expected lifetime future cash flows, against total notional exposure of $31.1 million on all non-investment grade contracts as of March 31, 2010.

Based on our expectations for default timing, loss severity and timing of exercise of call options, we do not anticipate paying losses on contracts rated ‘BBB’ or higher. When the borrowers on underlying loans are in arrears by at least 90 days, PMI Europe regards such arrears as indicative of potential future losses. As of March 31, 2010, loans that were at least 90 days in arrears represented less than 6.5% of remaining subordination to PMI’s layer on each investment grade transaction. To date, losses on loans underlying our investment grade transactions have not exceeded current subordination levels. To the extent expected cash losses were to exceed subordination levels, the fair values of the investment grade CDS contracts would further decline, resulting in an increase in CDS liability, which could become realized in the form of claims paid over time.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$500,637	$(11,096)	$52,759	$(3,653)	$553,396	$(14,749)
Foreign governments	2,524	(10)	6,699	(853)	9,223	(863)
Corporate bonds	12,211	(1,703)	3,180	(1,190)	15,391	(2,893)

Total fixed income securities	515,372	(12,809)	62,638	(5,696)	578,010	(18,505)
Equity securities:
Common stocks	118	—	—	—	118	—
Preferred stocks	—	—	40,807	(2,184)	40,807	(2,184)

Total equity securities	118	—	40,807	(2,184)	40,925	(2,184)

Total	$515,490	$(12,809)	$103,445	$(7,880)	$618,935	$(20,689)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
U.S. municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	41,041	(1,709)	7,031	(924)	48,072	(2,633)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

At March 31, 2010, we had gross unrealized losses of $20.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $618.9 million. In addition, included in the gross unrealized losses are securities that we determined had other-than-temporary impairments in accordance with Topic 320. Accordingly, we bifurcated these impairments between credit and non-credit impairments. Included in gross unrealized losses are non-credit impairments of $0.4 million on securities considered to be impaired in previous years. There were no impairments of securities in the first quarter of 2010.

The gross unrealized losses on foreign governments and corporate bonds as of March 31, 2010 were primarily due to foreign currency translation on securities denominated in a currency other than the functional currency. The gross unrealized losses in the preferred stock portfolio as of March 31, 2010 decreased from December 31, 2009 as a result of an overall improvement in the preferred sector. The change in gross unrealized losses on the U.S. fixed income portfolio from December 31, 2009 to March 31, 2010 was primarily due to the disposition of certain municipal bonds during the first quarter.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of March 31, 2010, our investment portfolio included 101 securities in an unrealized loss position compared to 129 securities as of December 31, 2009.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $42.6 million at March 31, 2010 from $41.3 million at December 31, 2009 and $39.1 million at March 31, 2009.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of March 31, 2010, the premium deficiency reserves were $1.5 million and $1.6 million for PMI Europe and PMI Canada, respectively. Premium deficiency is recorded as Losses and LAE on the Consolidated Statement of Operations and as Other Liabilities on the Consolidated Balance Sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first quarter of 2010. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, and available tax planning alternatives. As discussed below, PMI’s valuation allowance as of March 31, 2010 was approximately $253.1 million.

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction pursuant to §831(e) of the Internal Revenue Code. The reserves are included in taxable income in future years when they are released for statutory accounting purposes or if we elect to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Accordingly, prior to 2010, the Company did not have a domestic net operating loss.

Because of the limited ability to generate capital gains or other strategies to utilize unrealized capital losses during the carryback and carryover periods, however, we separately evaluated deferred tax assets of a capital nature totaling approximately $244.2 million that could expire before being utilized. As a result of this analysis, it was estimated that approximately $165.7 million of capital losses would “more-likely-than-not” expire before sufficient capital gains could be generated and the valuation allowance was adjusted, accordingly. Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

In addition to the capital losses, deferred tax assets related to foreign and California net operating losses and certain foreign tax credits were analyzed during the year related to deferred tax assets of $12.3 million, $8.5 million, and $78.9 million, respectively. As a result of this analysis, it was determined that approximately $10.0 million, $8.5 million and $68.9 million of these respective deferred tax assets would “more-likely than not” expire before being utilized, resulting in a total valuation allowance of approximately $253.1 million as of March 31, 2010.

Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits which could have a material adverse effect on our results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk

As of March 31, 2010, our consolidated investment portfolio excluding cash and cash equivalents was $2.3 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2010, 91.0% of our investments were fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of March 31, 2010:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$409,861
200 basis point decline	$275,560
100 basis point decline	$140,417
100 basis point rise	$(139,393)
200 basis point rise	$(267,841)
300 basis point rise	$(383,989)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.9 as of March 31, 2010.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of March 31, 2010 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of March 31, 2010, with all other factors remaining constant:

Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(17,325)	$(2,377)	$(19,702)
10% decline	$(11,550)	$(1,585)	$(13,135)
5% decline	$(5,775)	$(792)	$(6,567)
5% rise	$5,775	$792	$6,567
10% rise	$11,550	$1,585	$13,135
15% rise	$17,325	$2,377	$19,702

Foreign currency translation rates as of March 31,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2010	1.3509	0.9847
2009	1.3252	0.7934

The changes in the foreign currency exchange rates from the first quarter of 2009 to the first quarter of 2010 positively affected our investments in our foreign subsidiaries by $5.3 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of March 31, 2010, $167.4 million, including cash and cash equivalents of our invested assets, was held by PMI Europe and was denominated primarily in Euros. As of March 31, 2010, $19.0 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated primarily in U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of March 31, 2010 and 2009. The value of the Euro and Canadian dollar strengthened relative to the U.S. dollar as of March 31, 2010 compared to March 31, 2009.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $15.5 million and $17.3 million as of March 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $17.4 million as of March 31, 2010.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following two tables summarize the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread and cost of capital as of March 31, 2010, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors. We have selected smaller hypothetical percentage changes with respect to cost of capital, which are incorporated in our non-investment grade modeling, as our recent historical experience with this factor would suggest much less volatility than changes in market spreads.

Change in cost of capital	Estimated (Decrease)/Increase in Liability
(USD in thousands)
35% decline	$(1,167)
25% decline	$(828)
10% decline	$(328)
10% rise	$384
25% rise	$803
35% rise	$1,119

Change in market spread	Estimated (Decrease)/Increase in Liability
(USD in thousands)
95% decline	$(3,182)
75% decline	$(2,512)
50% decline	$(1,675)
50% rise	$1,675
75% rise	$2,512
95% rise	$3,182

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

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of March 31, 2010, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability
(USD in thousands)
300 basis point decline	$53,151
200 basis point decline	$33,370
100 basis point decline	$15,766
100 basis point increase	$(14,203)
200 basis point increase	$(27,067)
300 basis point increase	$(38,776)

Equity market price risk

At March 31, 2010, the market value and book value of equity securities in our investment portfolio were $205 million and $172 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $41 million as of March 31, 2010. Preferred securities make up approximately 84% of our equity security portfolio with a market value of $173 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We estimate that the fair value of our preferred securities would decrease if the dividends were deferred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of March 31, 2010, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

PMI has agreed to arbitrate a dispute with a policyholder related to PMI’s rescission of mortgage insurance coverage on a group of loans. On March 26, 2010, the policyholder commenced the arbitration by delivering to PMI a Demand for Arbitration alleging that PMI improperly rescinded coverage on an as yet unspecified number of loans, which we have been informed will be approximately 200. No date has been set for the arbitration proceedings.

The rise in the numbers of rescissions has resulted in lenders and policyholders increasingly challenging the factual basis of rescissions of coverage on individual loans and our general right to rescind coverage under the terms and conditions of PMI’s master policies, which could potentially impact a significant number of rescinded loans. As a result, we expect that PMI will engage in litigation, arbitration or other dispute resolution proceedings related to some portion of these challenged rescissions if we are unable to resolve them informally. Such litigation, arbitration or other dispute resolution proceedings is likely to be costly even if we are ultimately successful in defending against such claims. Moreover, if we are unsuccessful in defending these claims, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which would negatively impact our statutory capital and could materially harm our results of operations.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, which describes risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

We currently have outstanding borrowings of $125 million under our credit facility. At March 31, 2010, The PMI Group held cash and marketable securities of $49.7 million. The PMI Group is a holding company and conducts its business operations through various subsidiaries. Historically, The PMI Group’s principal sources of funds have been dividends from its insurance subsidiaries and income from its investment portfolio and funds that may be raised from time to time in the capital markets. We are largely dependent on amounts from MIC to pay principal and interest on our indebtedness, to pay holding company operating expenses and to make capital investments in our subsidiaries. As discussed under There is no assurance that we will be able to raise needed capital on a timely basis and on favorable terms, or at all below, the substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, limit our ability to obtain debt or equity financing in capital markets transactions or from private sources, and there can be no assurance that our announced public offering of common stock and convertible notes will be successful.

MIC did not pay dividends to The PMI Group in 2009 and we do not expect that MIC will be able to pay dividends during 2010. The inability of MIC and our other subsidiaries to pay dividends and other amounts in amounts sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt, including any additional debt we may issue in the future, pay holding company expenses or otherwise have a material adverse effect on our operations. Factors that may affect MIC’s and our other insurance subsidiaries’ ability to pay dividends and other amounts to meet our capital and liquidity needs include: adverse business circumstances, including higher levels of delinquencies, claims and/or severity of claims; reduced demand for our insurance; standards imposed by state insurance regulators relating to the payment of dividends by insurance companies; and the terms of the conditional approvals we have received from Fannie Mae and Freddie Mac (collectively, the “GSEs”) with respect to PMI Mortgage Assurance Co. (“PMAC”), which are described further in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – State and Regulatory Capital Requirements – PMAC and Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful, and even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states, below.

Under the terms of our credit facility, so long as more than $50 million is outstanding, we are required to maintain a minimum Adjusted Consolidated Net Worth (as defined in the facility) of at least $500 million. Our Adjusted Consolidated Net Worth, as defined in the credit facility, was $891.7 million at March 31, 2010. Our Adjusted Consolidated Net Worth will be adversely affected by our continued losses and other factors negatively affecting our financial position. Absent significant additional capital, our Adjusted Consolidated Net Worth will decline in 2010. Although we currently expect to remain in compliance, due to continuing losses and other factors negatively affecting our financial position, there is a risk that we will not be able to maintain the minimum Adjusted Consolidated Net Worth as required by the credit facility. If we were to anticipate being, or were to become, unable to maintain the required minimum Adjusted Consolidated Net Worth, we intend to pursue one or more of the following actions: (1) negotiate with the lenders under our credit facility to amend or waive compliance with the covenant, (2) seek to sell certain assets, including the QBE Note prior to maturity, for an amount sufficient to repay the credit facility and (3) other corporate initiatives, inclusive of expense reductions, within our control to maintain compliance with the covenant. There can be no assurance that we will be able to successfully effectuate one or more of the above measures in a timely manner or at all. In addition, even if we are able to sell certain assets or execute corporate initiatives, there can be no assurance that we will maintain the minimum Adjusted Consolidated Net Worth required under the credit facility thereafter.

In addition, under our credit facility, upon the occurrence of certain events, we may be required to reduce our outstanding borrowing below $125 million and the size of the facility may be permanently reduced below $125 million. We may be required to make such a reduction and repay a portion of our outstanding borrowings, even when we have not received funds sufficient to repay such amounts. For example, the size of the credit facility could be reduced if the value of the QBE Note decreases, including as a result of quarterly estimates prepared by an independent actuary. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources and Uses of Funds – The PMI Group Liquidity – The QBE Note. The value of the QBE Note will depend on a number of factors that are beyond our control and difficult to predict, including judgments by the independent actuary as to ultimate projected losses on the PMI Australia insurance policies as of June 30, 2008 that were acquired by QBE. We cannot be certain that we will not be required to repay the credit facility in whole or in part as a result of a decline in the value of the QBE Note or otherwise.

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

As a result of continued losses in 2009, and our expectation that we will continue to incur significant losses in 2010, we need to procure significant amounts of additional capital. In response to our capital constraints, we managed our new insurance writings in 2009. In addition, we implemented a number of capital and business initiatives designed to mitigate losses and/or generate capital relief for PMI and The PMI Group. On April 25, 2010, we announced a proposed registered offering of common stock and convertible notes. There can be no assurance that our announced public offering will be successful. In addition, there can be no assurance that the amount of capital we seek to raise in those offerings will be sufficient to address the future liquidity needs of our holding company or capital requirements of our U.S. mortgage insurance operations.

The amount of, and need for, additional capital could be affected by a variety of factors, including, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, unemployment, default and cure rates and losses and loss adjustment expenses (“LAE”);

•	our ability to comply with capital adequacy requirements imposed by regulators or third parties;

•	levels of new insurance written;

•	GSE and rating agency requirements and determinations;

•

the performance of our investment portfolio and the extent to which issuers of the fixed-income securities that we own default on principal and interest payments or the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets;

•	covenants and event of default triggers in our credit facility, which could require the repayment of such indebtedness on an accelerated basis;

•

the performance of PMI Europe, which is affected by the U.S. and European mortgage markets and, among other things, changes in the fair value of credit default swap (“CDS”) derivative contracts resulting from the widening of residential mortgage-backed securities credit spreads; and

•

any requirements to provide capital under the PMI Europe or CMG Mortgage Insurance Company (“CMG MI”) capital support agreements. CMG MI is a joint venture company equally owned by MIC and CUNA Mutual Insurance Society (“CMIS”).

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the GSEs and rating agencies, are subjective and not subject to specific quantitative standards.

The substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, may make it difficult to successfully obtain debt or equity financing in the capital markets transactions we have announced or from private sources. We cannot be sure that we will be able to raise capital on favorable terms and in the amounts that we require, or at all. As discussed above, there is no assurance that our announced public offerings will be successful, and even if they are successful, there is no assurance any capital we raise will be sufficient to address our future liquidity needs or capital requirements of MIC. In addition, continued losses or additional ratings downgrades could make it more difficult for us to raise the necessary capital now and in the future. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid an adverse action by a third party, we cannot be sure that the transaction could be completed in a timely manner to avoid such action.

The terms of a capital raising transaction could require us to agree to stringent financial and operating covenants and to grant security interests on our assets to lenders or holders of our debt securities that could limit our flexibility in operating our business or our ability to pay dividends on our common stock and could make it more difficult for us to obtain capital in the future. We may not be able to access additional debt financing on acceptable terms or at all. If we were to obtain equity financing for a significant portion of our capital needs, any such financing would likely be significantly dilutive to our existing shareholders or result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock, or both. Further, any capital initiatives in the form of reinsurance, or other risk transfer transactions of our existing portfolios, would impact our earned premiums.

MIC is subject to various capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate.

As of December 31, 2009, MIC’s policyholders’ position exceeded the minimum policyholders’ position required by capital adequacy requirements by $63.9 million, and MIC’s risk to capital ratio was 22.1 to 1. We are currently in the process of finalizing MIC’s statutory financial statements for the quarter ended March 31, 2010, which are due to be filed by May 15, 2010. Preliminarily, we estimate that, as of March 31, 2010, MIC’s policyholders’ position will be below the required minimum policyholders’ position by approximately $57.4 million, and MIC’s risk to capital ratio will be approximately 26.6 to 1. Based on those estimates, MIC will not meet regulatory capital adequacy requirements relating to minimum policyholders’ position or risk-to-capital ratio. We expect to conclude the preparation and filing of MIC’s first quarter 2010 statutory financial statements shortly. One or more states may take the position that MIC is currently in breach of those states’ capital adequacy requirements notwithstanding that we have not yet finalized the calculation of MIC’s March 31, 2010 minimum policyholders’ position and risk-to-capital ratio and as a result, immediately require MIC to cease writing new business.

MIC’s minimum policyholders’ position and risk to capital ratio are affected by a variety of factors, many of which are outside our control. Such factors include, among others:

•	economic conditions, including unemployment and home prices;

•

the level of new delinquencies, the cure and claim rates of delinquencies (including the level of future modifications of delinquent loans), and the claim severity within MIC’s mortgage insurance portfolio;

•	the levels of future rescissions and claim denials and future reversals of rescissions and claim denials;

•	the level of new insurance written;

•	the rate at which MIC’s insurance coverage remains in force (persistency rate);

•	the performance of MIC’s investment portfolio;

•	the statutory credit MIC can continue to receive with respect to its subsidiary investments; and

•	other factors discussed in these “Risk Factors.”

If MIC’s minimum policyholders’ position were to fall below, or risk to capital ratio rise above, levels necessary to meet regulatory capital adequacy requirements, as described below, MIC would be required to immediately suspend writing new business in some states. Any such failure to meet the capital adequacy requirements of one or more states could have a material adverse impact on our financial condition, results of operations and business. See Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful, and even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states, below. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (which amount fluctuates and is calculated in accordance with applicable state statutory formulae) or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its policyholders’ position meets the minimum or its risk-to-capital ratio falls below the limit, as applicable. In certain of those states, the applicable regulations require a mortgage insurer to immediately cease writing new business if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On February 10, 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. The waiver may be withdrawn by the Department at its sole discretion at any time. Accordingly, there can be no assurance as to the period during which the waiver will remain in effect. If we are not successful in raising significant additional capital or obtaining significant capital relief, we believe that there is risk that the Department may withdraw the waiver. In addition, the Illinois Department of Insurance (the “Illinois Department”) and the Missouri Department of Insurance, Financial Institutions and Professional Registration (the “Missouri Department”) have each granted MIC temporary waivers from their respective minimum policyholders’ position or risk–to-capital ratio requirements. The waiver granted by the Missouri Department, is contingent upon MIC’s risk to capital ratio not exceeding 27 to 1. In addition, each of these waivers may be withdrawn at any time at the sole discretion of the relevant regulator.

If the Department were to withdraw its waiver and MIC were to fail to maintain Arizona’s minimum policyholders’ position, we would be required to suspend writing new business in all states. In addition, we believe that certain insurance regulators could interpret their respective states’ statutes to require a mortgage insurer to suspend writing new business in all states if it fails to meet the applicable capital adequacy requirement of their respective states. We cannot predict whether and under what circumstances an insurance regulator might exercise its discretion to permit MIC to write new business or, in the case of the Department, the Illinois Department or the Missouri Department, under what circumstances it might modify or terminate the waiver MIC has received from it. We believe that there are five state insurance departments that at present will not, or cannot, exercise discretion to permit MIC to write new business if it does not comply with applicable capital requirements. Moreover, even if an insurance regulator were to exercise its discretion to permit MIC to continue writing new business, we may be unable to write new business in other states in which MIC fails to meet regulatory capital requirements, and regulators in certain other states could take the position that MIC must suspend writing new business nationwide. In states that do not have capital adequacy requirements, it is not clear what actions the applicable insurance regulators would take if we failed to meet the capital adequacy requirement established by another state. Moreover, even with the waivers, if MIC breached regulatory capital adequacy requirements, there is a risk that certain of our customer relationships would be negatively impacted.

From time to time, we have been contacted by certain state insurance regulators with respect to their financially hazardous condition regulations generally applicable to licensed insurance companies and those states’ interpretive positions that we are, or could be, in violation of their respective regulations. None of these states has taken any action against MIC to date. If any of those states or other states having similar financially hazardous condition regulations (which are most states) were to conclude that MIC was in a financially hazardous condition, MIC may be required to cease writing new business in that state.

In addition, under the terms of our runoff support agreement with Allstate Insurance Company, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. The original risk in force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $41 million as of March 31, 2010 (less than 1% of the original risk in force). We expect any potential future losses associated with the remaining risk in force under the Allstate runoff support agreement to be immaterial and total loss reserves on the remaining risk in force were approximately $1.0 million as of March 31, 2010 (less than 1% of MIC’s total loss reserves as of the same date). The remaining business has an average LTV of less than 40%. Under the runoff support agreement, among other things, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate Insurance Company. If following such time as MIC’s risk-to-capital ratio were to exceed 23 to 1, Allstate Insurance Company were to make any payments on account of specified third party claims, or if MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders. Any failure to meet the capital requirements set forth in the Allstate runoff support agreement could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

If our announced public offerings are completed as proposed, we expect to contribute a significant portion of the proceeds from such offerings to MIC in the form of a capital contribution and surplus note issued by MIC to The PMI Group. We believe that such contributions would cause MIC’s policyholders’ position and risk to capital ratio to comply with regulatory capital adequacy requirements. However, we expect that continued losses will negatively impact MIC’s policyholders’ position and risk to capital ratio throughout the remainder of 2010. Even if we are able to raise capital through the common stock and notes offerings, there can be no assurance that MIC’s policyholders’ position will not decline below, and risk to capital ratio increase above, levels necessary to meet regulatory capital adequacy requirements.

Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful, and even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

In the event that MIC is unable to continue to write new mortgage insurance in one or more states, we are implementing a plan to enable us to write new mortgage insurance in those states by PMAC. PMAC is a subsidiary of MIC. PMAC is currently licensed to write insurance in all states except Connecticut and Michigan. In North Carolina and Texas, PMAC is applying to revise the line of insurance business it is authorized to transact so that it may begin writing new residential mortgage guaranty insurance. We cannot be sure that PMAC will be able to obtain insurance licenses in Connecticut and Michigan or approval to revise its existing licenses in North Carolina or Texas. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were required to cease writing business in one or more states. Our inability to successfully and timely implement this plan, in the event MIC is unable to continue writing new mortgage insurance in certain states, could have a material adverse impact on our financial condition, results of operation and business.

In the first quarter of 2010, the GSEs approved PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. We have recently provided notice to the GSEs that PMAC may replace MIC as a direct writer of mortgage insurance in five states in which we believe the state insurance regulators at present cannot or will not exercise discretion with respect to the capital requirements. The GSEs’ approvals, which contain substantially similar restrictions and conditions, terminate on December 31, 2011, and are subject to earlier termination in certain instances. For example, Fannie Mae’s approval is conditioned on the Department not having required MIC to cease transacting new business, and its approval will also terminate if MIC ceases to transact new business for any reason in all jurisdictions in which it is licensed. Fannie Mae’s and Freddie Mac’s approvals are subject to a number of detailed conditions, including, among others, limitations as to the jurisdictions, volume and types of new business PMAC may write. In addition, the GSEs’ approvals restrict MIC and PMAC from taking a variety of actions, subject to enumerated exceptions, without Fannie Mae’s or Freddie Mac’s prior written consent, including engaging in certain transactions with affiliates, paying dividends or making distributions or payments of indebtedness or transferring assets outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, the GSEs’ approvals permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels. There can be no assurance that we will be able to satisfy these conditions or comply with the restrictions. If we fail to do so, the GSEs may terminate their approvals.

Higher than expected losses could cause us to be out of compliance or more substantially out of compliance with applicable regulatory requirements and could require us to cease writing new business.

Projecting future losses is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time and may differ substantially from estimates by third parties. Our losses have exceeded expectations in past periods, and our future losses could materially exceed expectations. Expectations regarding future losses may be affected by a variety of factors that are difficult to predict and as to which different parties may have significantly different views, including the following:

•

Future economic conditions, including unemployment rates, interest rates and home prices. If unemployment rates and/or interest rates are higher in the future than expected, or the level of home price appreciation is below expectations, our losses may materially exceed expectations.

•

The level of new delinquencies, the cure and claim rates of delinquencies (including the level of future modifications of delinquent loans) and the claim severity within MIC’s mortgage insurance portfolio. If the level of new delinquencies is higher than expected, the level of future modifications is lower than expected, the redefault rate of such modifications is higher than expected, or the level of cures is lower than expected, then our ultimate claim rate will be higher than expected, and our losses may be materially higher than expected.

•

The level of future rescissions and claim denials and future reversals of rescissions and claim denials. If rescissions and claim denials are below expectations, our losses may be materially higher than anticipated.

•	The timing of future claims paid. If we pay claims at a rate faster than expected, our financial condition could be materially negatively impacted.

•	Future levels of new insurance written (and the profitability of such business), which will impact future premiums written and earned and future losses.

•	The rate at which our U.S. mortgage insurance portfolio remains in force.

Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, loss estimates have varied widely. Various third parties, including research analysts and rating agencies, have independently estimated our losses based on their own perspectives on such assumptions. Some of these parties have projected such losses to be materially higher than our expectations and/or that the time frame in which we would have to make payments with respect to such losses will occur sooner than we anticipate. If the amount and/or timing of MIC’s mortgage insurance losses were to emerge in a manner that is consistent with certain of those third party estimates, MIC could exhaust its available claims-paying resources and capital and surplus, even if our proposed public offerings are completed, unless we raise additional capital or are able to take other steps to enhance our capital.

Higher than expected mortgage losses, or earlier than expected development of such losses, could cause MIC to be out of compliance, or more substantially out of compliance, with applicable regulatory capital adequacy requirements even if our proposed public offerings are completed, unless we are able to raise additional capital or take other steps to enhance our capital, and could cause the Arizona Department of Insurance or other state insurance regulators to require MIC to cease writing new business. See MIC is subject to various capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate. In addition, such higher losses and more rapid loss development would increase the risk that either or both of the GSEs would withdraw their approval of MIC as an eligible mortgage insurer. Moreover, if MIC were not in compliance with regulatory capital adequacy requirements, certain of our customer relationships could be adversely affected.

Past rescission activity has materially reduced our loss reserve estimates, and our loss reserves will increase if we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected.

In recent years, mortgage insurers, including PMI, have been involved in litigation, arbitration, or other dispute resolution proceedings with policyholders regarding the rescission of mortgage insurance coverage on individual loans under the terms of the insurers’ master policies where the mortgage insurers discovered misrepresentations by, for example, a borrower, lender or an agent of the lender. Based on PMI’s recent investigations and industry and other data, we believe that there were unexpectedly and significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. We believe that mortgage investors are requiring significantly higher levels of mortgage repurchases by mortgage originators as a result of the unexpectedly high levels of fraudulent, negligent or otherwise noncompliant mortgage loan origination. As a result, PMI is reviewing and investigating a larger volume of insured loans and the number of loans on which coverage has been rescinded by PMI has substantially increased. Between December 31, 2008 and March 31, 2010, we have rescinded delinquent loans (including primary and pool) with an aggregate risk in force of approximately $752.1 million.

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

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. In our loss reserve estimation process, we do not include claim denials in our delinquent inventory and, therefore, do not incorporate them into our loss reserve estimates. Levels of claim denials have increased in 2008, 2009 and the first quarter of 2010. Between December 31, 2008 and March 31, 2010, we had claim denials (including primary and pool) with an aggregate risk in force of approximately $571.1 million. If our servicing customers ultimately produce a loan origination file on such loans, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that the frequency will not exceed our expectations or that our loss reserve estimates adequately provide for such occurrences.

Loan modification and other similar programs have materially reduced our loss reserve estimates, and because the benefits to PMI’s cure rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

In order to reduce foreclosures, the federal government, including through the FDIC and the GSEs, and some lenders have adopted programs to modify residential mortgage loans to make them more affordable to borrowers. Under the U.S. Department of the Treasury’s (“Treasury”) Home Affordable Refinance Program (“HARP”) discussed in Item 1(D)(1)(a). Business – U.S. Mortgage Insurance Operations – Products – Primary Mortgage Insurance – Primary Flow Channel in our Annual Report on Form 10-K for the year ended December 31, 2009, certain borrowers have the opportunity to refinance into loans with lower interest rates.

Under the Treasury’s Home Affordable Modification Program (“HAMP”), certain borrowers whose loans are delinquent may modify their loans if and so long as they strictly adhere to their trial modification plans and submit all required documentation during a 90 day trial period, which, in many cases, can be considerably longer, in order to complete the modification process. As of March 31, 2010, 27,303 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. We do not remove from our default inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured.

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

The implementation of HARP, HAMP and other loan modification programs is still in its early stages. While these programs continue to be developed, changed and refined, based on our recent experience, we expect that a material percentage of loans in our default inventory will be successfully modified, and our loss reserve estimation process takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of modification programs. Our estimates of the number of loans that may cure through modification programs are inherently uncertain and involve significant judgment by management. The ultimate effect of these programs on PMI depends, among other things, on the number of loans in PMI’s portfolio that will qualify for modification and officially cure and the re-default rate of the loans that are officially modified. There is a risk that significantly fewer loans than expected will officially cure as a result of loan modification programs or that the re-default rate will be higher than expected. Because re-default rates can be affected by a number of factors (including changes in home values and unemployment rates), we cannot predict what the ultimate re-default rate will be. Accordingly, we cannot be certain what the benefits of these programs will be for PMI or whether these programs will provide material benefits to PMI, and there is no assurance that our loss reserves will be sufficient to cover future losses.

We are exposed to risk in the winding down of our European and Canadian operations.

Substantial risks remain in the winding down of our European operations as a result of the sustained adverse economic conditions in the United States and, to a lesser degree, the European Union. As a result of PMI Europe’s exposure to U.S. subprime risk under reinsurance agreements and the continued losses associated with such risk, PMI Europe incurred additional losses of $50,000 during the quarter ended March 31, 2010. If the performance of these exposures continues to deteriorate, PMI Europe will continue to experience increased incurred losses, which could have a material adverse effect on our results and financial condition.

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. As of March 31, 2010, PMI Europe had posted collateral of $11.0 million on its CDS transactions. As of March 31, 2010, the maximum amount of collateral that PMI Europe may be required to post under these contracts is approximately $31.1 million, including the $11.0 million already posted. We estimate, based on expected defaults and loss payments, that the amount of additional collateral to be posted will be up to $11.0 million in the next twelve months. The actual collateral posted will depend upon deal performance, claim payments and the extent to which PMI Europe is successful in commuting these contracts. PMI Europe is currently engaged in negotiations with one reinsured counterparty regarding the appropriate amounts of collateral required to be posted by PMI Europe under the terms of the applicable reinsurance agreement. If PMI Europe is required to post additional collateral, our financial condition could be negatively impacted.

As a result of changes in the fair value of its CDS contracts, PMI Europe’s financial results have been volatile. The fair value of derivative liabilities was $15.5 million and $43.2 million as of March 31, 2010 and March 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. The fair values of PMI Europe’s CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations, which are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. See Part I, Item 1 Note 8, Fair Value Disclosures, to our Interim Consolidated Financial Statements for PMI Europe’s methodology in estimating the fair value of its CDS contracts. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820, we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $17.4 million as of March 31, 2010.

As discussed in Part I, Item 1 Note 8, Fair Value Disclosures, to our Interim Consolidated Financial Statements, in estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts.

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

PMI Canada’s insured loan portfolio is comprised of non-conforming loans with short-term maturities, ranging from three to seven years from the loan origination date. Approximately 60% of such loans in PMI Canada’s portfolio (approximately $32.7 million of risk in force as of March 31, 2010) will mature in the second half of 2010. As a result of the contraction in the availability of mortgage products for non-prime borrowers in Canada, the borrowers who obtained the short-term loans in PMI Canada’s portfolio may, when their loans become due, be unable to qualify for renewal or refinancing of such loans. If a greater than expected percentage of borrowers holding short-term loans insured by PMI Canada default in 2010, PMI Canada’s losses could significantly increase in 2010 and 2011. However, we do not expect PMI Canada’s losses to be significant to our overall results of operations and financial condition.

We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets.

As of March 31, 2010, we had $482.8 million of deferred tax assets. Topic 740 requires deferred tax assets to be reduced by a valuation allowance, with a corresponding charge to net income, if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Our management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis, based on, among others, the severity and frequency of operating or capital losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives.

Due to our cumulative operating losses and the continuing economic downturn, we may not have sufficient taxable income to realize all of our deferred tax assets and have in the past recorded a valuation allowance against our deferred tax assets. As a result, we may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which could have a material adverse effect on our results of operations and financial condition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Valuation of Deferred Tax Assets above for more discussion.

Our deferred tax assets and other tax attributes could be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. In the event that we experience an “ownership change” for federal income tax purposes under Internal Revenue Code (the “Code”) Section 382 (“Section 382”), we may be restricted annually in our ability to use our tax attributes to offset future taxable income or income tax, including any deferred tax assets and losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. In general, we would be deemed to have an “ownership change” under Section 382 if, immediately after any owner shift involving a 5% shareholder or any equity structure shift, the percentage of ownership by one or more 5% shareholders has increased by more than 50% over the lowest percentage of ownership of our company owned by such shareholders at any time during the three-year testing period. While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded stock make it difficult to determine whether an ownership change has occurred, as of March 31, 2010, we do not believe that an ownership change has occurred that would restrict our ability to use our current deferred tax assets under Section 382. An ownership change could occur in the future as a result of significant trading in our stock or a significant equity offering by us, among other things. If our proposed public offerings are completed as proposed, we believe it is more likely that an ownership change could occur in the future, including as a result of trading in our stock or otherwise. If an ownership change were to occur, our ability to use these tax credits and other tax attributes would likely be limited, which would have a significant negative impact on our financial position and results of operations. In the future, we may take certain steps to protect our deferred tax assets and other tax attributes, including adoption of a tax benefits preservation plan that may deter acquisitions of 5% or more of our common stock. Any such plan could have a significant effect on the trading market for our stock which could in turn affect the trading price of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

April 26, 2010	/s/ DONALD P. LOFE, JR.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

April 26, 2010	/s/ THOMAS H. JETER
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Form of 2010 Stock Option Agreement for Section 16 Officers.

10.2	Letter Agreement dated February 12, 2010 by and among The PMI Group, Inc., PMI Mortgage Insurance Co., PMI Mortgage Assurance Co., and Federal National Mortgage Association (incorporated herein by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed on February 16, 2010 (File No. 001-13664)).

10.3	Amendment Agreement No. 2 to Amended and Restated Revolving Credit Agreement, dated as of April 9, 2010, among the Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent.

12.1	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.