Form 10-Q
period 2010-06-30
PMI GROUP INC
filed 2010-08-03
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 30, 2010	161,161,172

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$149,651	$181,600	$311,216	$369,694
Net investment income	23,861	29,116	50,549	63,721
Net realized investment gains	397	23,392	7,830	17,341
Change in fair value of certain debt instruments	(47,687)	(39,079)	(88,500)	(20,603)
Other income	2,684	7,134	4,408	17,074

Total revenues	128,906	202,163	285,503	447,227

LOSSES AND EXPENSES
Losses and loss adjustment expenses	320,489	480,841	671,314	863,788
Amortization of deferred policy acquisition costs	4,163	3,753	8,039	7,098
Other underwriting and operating expenses	27,907	39,752	61,766	79,773
Interest expense	12,247	11,731	21,770	23,583

Total losses and expenses	364,806	536,077	762,889	974,242

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(235,900)	(333,914)	(477,386)	(527,015)
Equity in losses from unconsolidated subsidiaries	(3,917)	(1,392)	(8,327)	(3,838)

Loss from continuing operations before income taxes	(239,817)	(335,306)	(485,713)	(530,853)
Income tax benefit from continuing operations	(89,257)	(112,679)	(178,166)	(192,965)

Loss from continuing operations	(150,560)	(222,627)	(307,547)	(337,888)

Income (loss) from discontinued operations, net of taxes	—	7	—	(23)

NET LOSS	$(150,560)	$(222,620)	$(307,547)	$(337,911)

PER SHARE DATA
Basic loss from continuing operations	$(1.11)	$(2.71)	$(2.81)	$(4.12)
Basic income from discontinued operations	—	—	—	—

Basic net loss	$(1.11)	$(2.71)	$(2.81)	$(4.12)

Diluted loss from continuing operations	$(1.11)	$(2.71)	$(2.81)	$(4.12)
Diluted income from discontinued operations	—	—	—	—

Diluted net loss	$(1.11)	$(2.71)	$(2.81)	$(4.12)

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,185,119	$2,355,188
Equity securities:
Common	28,877	29,090
Preferred	163,823	186,023
Short-term investments	1,140	2,232

Total investments	2,378,959	2,572,533
Cash and cash equivalents	1,021,841	686,891
Investments in unconsolidated subsidiaries	132,670	139,775
Related party receivables	1,346	1,254
Accrued investment income	28,220	35,028
Premiums receivable	53,406	56,426
Reinsurance receivables and prepaid premiums	85,935	52,444
Reinsurance recoverables	613,646	703,550
Deferred policy acquisition costs	44,519	41,289
Property, equipment and software, net of accumulated depreciation and amortization	93,050	101,893
Prepaid and recoverable income taxes	48,902	50,250
Deferred income tax assets	282,768	178,623
Other receivables	121,118	88
Other assets	26,729	21,473

Total assets	$4,933,109	$4,641,517

LIABILITIES
Reserve for losses and loss adjustment expenses	$3,112,942	$3,253,820
Unearned premiums	63,508	72,089
Debt (includes $302,148 and $213,648 measured at fair value at June 30, 2010 and December 31, 2009)	588,043	389,991
Reinsurance payables	32,943	36,349
Related party payables	1,902	1,865
Other liabilities and accrued expenses	179,481	160,316

Total liabilities	3,978,819	3,914,430

Commitments and contingencies (Notes 7 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 250,000,000 shares authorized; 197,078,767 shares issued; 160,775,604 and 82,580,410 shares outstanding	1,971	1,193
Additional paid-in capital	1,381,730	873,010
Treasury stock, at cost (36,303,163 and 36,733,357 shares)	(1,305,873)	(1,317,252)
Retained earnings	797,182	1,104,728
Accumulated other comprehensive income, net of deferred taxes	79,280	65,408

Total shareholders’ equity	954,290	727,087

Total liabilities and shareholders’ equity	$4,933,109	$4,641,517

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Six Months Ended June 30,
		2010	2009
		(Dollars in thousands)
	CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
	Net loss	$(307,547)	$(337,911)
	Less loss from discontinued operations, net of taxes	—	23
	Adjustments to reconcile net loss to net cash used in operating activities:
	Equity in losses from unconsolidated subsidiaries	8,327	3,838
	Net realized investment gains	(7,958)	(18,502)
	Change in fair value of certain debt instruments	88,500	20,603
	Depreciation and amortization	16,732	15,951
	Deferred income taxes	(136,108)	(71,828)
	Compensation expense related to share-based payments	1,536	2,253
	Deferred policy acquisition costs incurred and deferred	(11,269)	(13,035)
	Amortization of deferred policy acquisition costs	8,039	7,098
	Amortization of debt discount and debt issuance cost	1,191	—
	Changes in:
	Accrued investment income	6,515	3,525
	Premiums receivable	2,581	639
	Reinsurance receivables, and prepaid premiums net of reinsurance payables	(36,897)	(6,264)
	Reinsurance recoverables	89,904	(119,640)
	Prepaid and recoverable income taxes	1,349	(11,605)
	Reserve for losses and loss adjustment expenses	(135,402)	527,422
	Unearned premiums	(7,346)	(15,919)
	Related party receivables, net of payables	14,212	12
	Liability for pension benefit	10,784	(44,960)
	Other receivables	(121,030)	(11,171)
	Other	(3,971)	13,732

	Net cash used in operating activities from continuing operations	(517,858)	(55,739)

	CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
	Proceeds from sales and maturities of fixed income securities	514,508	389,589
	Proceeds from sales of equity securities	25,101	63,342
Investment purchases:	Fixed income securities	(329,863)	(511,320)
	Equity securities	(4,243)	(27,585)
	Net change in short-term investments	1,088	(19)
	Distributions from unconsolidated subsidiaries, net of investments	(45)	(92)
	Capital expenditures and capitalized software, net of dispositions	(1,277)	(2,014)

	Net cash provided by (used in) investing activities from continuing operations	205,269	(88,099)

	CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
	Proceeds from issuance of convertible notes, net of issuance costs of $8,500	276,450	—
	Proceeds from issuance of common stock	455,149	—
	Payment of stock offering issuance costs	(1,965)	—
	Payment of debt issuance costs	(442)	—
	Payments on credit facility	(75,000)	(75,250)
	Proceeds from issuance of treasury stock	275	339

	Net cash provided by (used in) financing activities from continuing operations	654,467	(74,911)

	CASH FLOWS FROM DISCONTINUED OPERATIONS:
	Net cash used in operating activities from discontinued operations	—	(23)

	Net cash used in discontinued operations	—	(23)
	Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	(6,928)	430

	Net increase (decrease) in cash and cash equivalents	334,950	(218,342)
	Cash and cash equivalents at the beginning of the period	686,891	1,483,313

	Cash and cash equivalents of continuing operations at end of period	$1,021,841	$1,264,971

	SUPPLEMENTAL CASH FLOW DISCLOSURES:
	Cash paid during the year:
	Interest paid, net of capitalization	$17,066	$22,050
	Income taxes paid, net of refunds	$1	$5,743

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

The Company has equity ownership interests in CMG Mortgage Insurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. In the third quarter of 2009, MIC and CUNA Mutual Insurance Society contributed the stock of CMG Mortgage Reinsurance Company, which provides reinsurance to residential mortgage insurers, to CMG Mortgage Assurance Company. The Company also had an approximately 42.0% equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company impaired its investment in FGIC in the first quarter of 2008 and reduced the carrying value of the investment to zero. The Company also has ownership interests in several limited partnerships. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997. In the fourth quarter of 2009, the Company sold its equity ownership interest in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda.

Impact of Current Economic Environment

High unemployment rates and ongoing weakness in U.S. residential mortgage and housing markets continue to negatively affect the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $150.6 million and $307.5 million for the second quarter and first six months of 2010, respectively, compared to a net loss of $222.6 million and $337.9 million for the corresponding periods in 2009.

The Company continues to focus on its core U.S mortgage insurance business under difficult market conditions. In the second quarter of 2010, the Company completed the concurrent public offerings of additional shares of its common stock and convertible notes for aggregate net proceeds of approximately $732 million. The PMI Group contributed $610 million of the proceeds from the offerings to MIC in the form of a capital contribution and surplus notes issued by MIC to The PMI Group. The contributions caused MIC’s policyholders’ position and risk to capital ratio to comply with regulatory capital adequacy requirements. However, there can be no assurance that MIC’s policyholders’ position will not decline below, and the risk to capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On February 10, 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. On May 24, 2010, PMI received a letter from the Department withdrawing this waiver, effective May 24, 2010. In its May 24, 2010 letter, the Department noted that MIC had recently received a capital contribution from the Company and had issued surplus notes to the Company in the amounts of $325 million and $285 million, respectively, and that these transactions increased the capital and surplus of PMI by a total of $610 million.

In response to difficult economic and industry conditions and in order to preserve capital, the Company made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first half of 2010. The Company is undertaking efforts to increase insurance writings from present levels. However, the Company expects a variety of factors to continue to impact its new business writings in 2010. Such factors include, among others, capital preservation initiatives, customer management strategies, and pricing and underwriting guideline changes adopted prior to 2010. Additionally, mortgage and private mortgage insurance market conditions, including a smaller mortgage origination market and significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”), have negatively impacted the private mortgage insurance industry as a whole. The Company believes there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011 and there are sufficient assets at the insurance company level for PMI to meet its obligations through 2011.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments-Debt and Equity Securities (“Topic 320”), previously SFAS No. 115, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities, and FASB Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 115-2. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized as a realized investment loss in the consolidated statement of operations.

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

Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income and preferred stock dividends are recognized on an accrual basis. Dividend income on common stock investments is recognized on the date of declaration. Net investment income represents interest and dividend income, net of investment expenses.

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

Related Party Receivables and Payables — As of June 30, 2010, related party receivables were $1.3 million and related party payables were $1.9 million compared to $1.3 million and $1.9 million as of December 31, 2009, respectively, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries.

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

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $199.1 million and $189.0 million as of June 30, 2010 and December 31, 2009, respectively.

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

Convertible Notes — In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.5% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options, previously APB No. 14-1 to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value.

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

Premium Deficiency Reserve — The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in 2009 and 2010. As of June 30, 2010, the premium deficiency reserves were $0.8 million and $1.5 million for PMI Europe and PMI Canada, respectively. Premium deficiency reserves are included in reserves for losses and loss adjustment expenses on the consolidated balance sheets and losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, the results could be negatively affected in future periods.

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

The Company currently reinsures six financial guaranty contracts in PMI Europe and establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. Financial guaranty contracts are recorded in accordance with the accounting guidance provided in Topic 944. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

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

Reinsurance — The Company uses reinsurance to reduce net risk in force and optimize capital allocation. Under a captive reinsurance agreement, the Company reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. In return, a commensurate amount of the Company’s gross premiums received is ceded to the captive reinsurance company less, in some instances, a ceding commission paid to us for underwriting and administering the business. To the extent the reinsurance agreements meet risk transfer requirements, ceded premiums are recorded in premiums earned and ceded losses are included in losses and loss adjustment expenses in the consolidated statements of operations. Effective January 1, 2009, the Company ceased seeking reinsurance under excess of loss (“XOL”) captive reinsurance agreements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 92.8% and 90.1% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2010, respectively, compared to 88.4% and 86.8% in the corresponding periods of 2009. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. Rates used to determine the earning of single premiums are estimates based on actuarial analysis of the expiration of risk.

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

The Company also evaluates the need for a valuation allowance against its deferred tax assets. Under Topic 740, if it is more likely than not that the Company will not be able to realize the benefit associated with its deferred tax assets, then a valuation allowance is established. In evaluating whether a deferred tax benefit would be realized, the Company assesses all available evidence both positive and negative and future sources of income such as tax planning strategies, reversing temporary differences and future income. As of June 30, 2010, a tax valuation allowance of $253.0 million was recorded against a $535.7 million deferred tax asset primarily related to FGIC losses in excess of the Company’s tax basis, foreign and California net operating losses and certain foreign tax credits. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters, previously

SFAS No. 52. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating financial results with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income before tax were $40.0 million as of June 30, 2010 compared with $50.1 million as of December 31, 2009. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of MIC., PMI Mortgage Assurance Co. (“PMAC”), formerly Commercial Loan Insurance Co., PMI Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Effective December 31, 2009 the Company combined its former “Corporate and Other” and “Financial Guaranty” segments into a “Corporate and Other” segment for all periods presented. The Corporate and Other segment includes other income and related operating expenses of PMI Mortgage Services Co., change in fair value of certain debt instruments, interest expense, intercompany eliminations and corporate expenses of the Company; equity in earnings (losses) from certain limited partnerships and its equity investment in FGIC Corporation and its former investment in RAM Re.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net losses for the three and six months ended June 30, 2010 and 2009, 8.9 million and 8.6 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, additional shares are considered for dilutive EPS purposes related to the Convertible Notes. The method of determining which method to use for calculating dilutive EPS for the Convertible Notes depends on the facts and circumstances of the Company’s liquidity position. No share equivalents were excluded from the calculation of diluted earnings per share under the Treasury Stock method and 36.3 million shares were excluded under the If Converted method for the three and six months ended June 30, 2010 as their inclusion would have been anti-dilutive.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars and shares in thousands)
Net loss :
Loss from continuing operations as reported	$(150,560)	$(222,627)	$(307,547)	$(337,888)
Income (loss) from discontinued operations	—	7	—	(23)

Net loss adjusted for diluted EPS calculation	$(150,560)	$(222,620)	$(307,547)	$(337,911)

Weighted-average shares for basic EPS	135,993	82,238	109,532	82,067
Weighted-average stock options and other dilutive components	—	—	—	—

Weighted-average shares for diluted EPS	135,993	82,238	109,532	82,067

Basic EPS from continuing operations	$(1.11)	$(2.71)	$(2.81)	$(4.12)
Basic EPS from discontinued operations	—	—	—	—

Basic EPS	$(1.11)	$(2.71)	$(2.81)	$(4.12)
Dilutive EPS from continuing operations	$(1.11)	$(2.71)	$(2.81)	$(4.12)
Dilutive EPS from discontinued operations	—	—	—	—

Dilutive EPS	$(1.11)	$(2.71)	$(2.81)	$(4.12)

Dividends declared and accrued to common shareholders	$—	$—	$—	$—

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”), previously SFAS No. 123R, in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and six months ended June 30, 2010 was $0.8 million (pre-tax) and $1.9 million (pre-tax), respectively, compared to $1.3 million (pre-tax) and $3.0 million (pre-tax) for the corresponding periods in 2009.

Fair Value of Financial Instruments – Effective January 1, 2008, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”), previously SFAS No. 157. This topic describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 3. New Accounting Standards and Note 8. Fair Value Disclosures, for further discussion.) Effective January 1, 2008, the Company adopted Topic 820 and the fair value option outlined in FASB ASC Topic 825 Financial Instruments (“Topic 825”), previously SFAS No. 159. Topic 820 provides a framework for measuring fair value under GAAP. The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. The fair value option requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. For the three and six months ended June 30, 2010, the Company’s net loss included a $47.7 million and $88.5 million loss, respectively, related to the subsequent measurement of fair value for these debt instruments compared to a $39.1 million and $20.6 million loss for the corresponding periods in 2009. The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available.

The fair value option was elected with respect to the senior debt as changes in value are expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. In considering the initial adoption of the fair value option presented by ASC Topic 825, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures. As the fair value option is not available for financial instruments that are, in whole or in part, classified as a component of shareholders equity, the Convertible Notes are not remeasured at fair value.

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

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of June 30, 2010 and December 31, 2009 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of June 30, 2010
Fixed income securities:
Municipal bonds	$1,553,546	$45,670	$(7,353)	$1,591,863
Foreign governments	34,072	1,269	—	35,341
Corporate bonds	265,007	10,277	(307)	274,977
FDIC corporate bonds	141,003	4,429	(239)	145,193
U.S. governments and agencies	75,700	3,259	—	78,959
Asset-backed securities	54,097	274	(29)	54,342
Mortgage-backed securities	4,988	357	(901)	4,444

Total fixed income securities	2,128,413	65,535	(8,829)	2,185,119
Equity securities:
Common stocks	31,269	53	(2,445)	28,877
Preferred stocks	144,513	22,647	(3,337)	163,823

Total equity securities	175,782	22,700	(5,782)	192,700
Short-term investments	1,137	3	—	1,140

Total investments	$2,305,332	$88,238	$(14,611)	$2,378,959

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of December 31, 2009
Fixed income securities:
Municipal bonds	$2,044,600	$36,744	$(15,949)	$2,065,395
Foreign governments	47,023	145	(1,135)	46,033
Corporate bonds	87,832	1,933	(2,305)	87,460
FDIC corporate bonds	137,900	1,836	(328)	139,408
U.S. governments and agencies	10,616	524	—	11,140
Mortgage-backed securities	5,486	266	—	5,752

Total fixed income securities	2,333,457	41,448	(19,717)	2,355,188
Equity securities:
Common stocks	29,684	—	(594)	29,090
Preferred stocks	163,324	26,021	(3,322)	186,023

Total equity securities	193,008	26,021	(3,916)	215,113
Short-term investments	2,232	—	—	2,232

Total investments	$2,528,697	$67,469	$(23,633)	$2,572,533

As of June 30, 2010, the Company’s investment portfolio included 67 securities in an unrealized loss position compared to 129 securities as of December 31, 2009. At June 30, 2010, the Company had gross unrealized losses of $14.6 million on investment securities, including fixed maturity and equity securities that had a fair value of $2.4 billion. The improvement in unrealized losses on the fixed income portfolio from December 31, 2009 to June 30, 2010 was partially due to the disposition of certain municipal bonds and the improvement in the municipal bond market during the first half of 2010. Unrealized losses in our corporate bond portfolio are primarily due to foreign currency re-measurement from our International Operations segment. As of June 30, 2010, the total fair value of the agency mortgage backed securities portfolio was $4.4 million, with $2.4 million invested in residential mortgage backed securities and the remaining $2.0 million invested in commercial mortgage backed securities. In addition, included in the June 30, 2010 and December 31, 2009 gross unrealized losses are $0.3 million and $0.4 million, respectively, of non-credit related other-than-temporary impairments in accordance with Topic 320 on debt securities.

At June 30, 2010, the total preferred stock portfolio had a fair value of $163.8 million, with $36.1 million invested in public utility companies and the remaining $127.7 million invested in the financial services sector. The gross unrealized losses in the preferred stock portfolio as of June 30, 2010 did not materially change from December 31, 2009.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010
Fixed income securities:
Municipal bonds	$187,964	$(3,584)	$53,272	$(3,769)	$241,236	$(7,353)
Corporate bonds	73,594	(477)	2,205	(69)	75,799	(546)
Asset-backed securities	12,214	(29)	—	—	12,214	(29)
Mortgage backed securities	283	(901)	—	—	283	(901)

Total fixed income securities	274,055	(4,991)	55,477	(3,838)	329,532	(8,829)
Equity securities:
Common stocks	27,317	(2,445)	—	—	27,317	(2,445)
Preferred stocks	14,150	(468)	47,340	(2,869)	61,490	(3,337)

Total equity securities	41,467	(2,913)	47,340	(2,869)	88,807	(5,782)

Total	$315,522	$(7,904)	$102,817	$(6,707)	$418,339	$(14,611)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	41,041	(1,709)	7,031	(924)	48,072	(2,633)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

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

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional evaluation is a security specific approach with particular emphasis on the likelihood that the issuer will meet the contractual terms of the obligation.

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

This information is used to determine the Company's best estimate of what the credit related portion of the impairment is, based on a probability-weighted estimate of future cash flows. The probability weighted cash flows for the individual securities are modeled using internal models, which calculate the discounted cash flows at the implicit rate at purchase through maturity. If the cash flow projections indicate that the Company does not expect to recover its amortized cost basis, the Company recognizes the estimated credit loss in earnings. For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. For debt securities that management has no intention to sell and believes it is more likely than not that they will not be required to be sold prior to recovery, only the credit component of the impairment is recognized in earnings, with the remaining impairment loss recognized in AOCI.

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

Other-than-temporary Impairment — During the three and six months ended June 30, 2010, the Company did not record other-than-temporary losses. The other-than-temporary losses recorded for the three months ended June 30, 2009 are as follows:

Three Months Ended June 30, 2009
(Dollars in thousands)
Total other-than-temporary impairment losses on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$—
Less: portion of OTTI losses recognized in AOCI (before taxes)	—

Net impairment losses recognized in net (loss) income for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	—
OTTI losses recognized in net (loss) income for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	281
Impairment losses related to equity securities	540

Net impairment losses recognized in statement of operations	$821

Activity related to the credit component recognized in net (loss) income on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the six months ended June 30, 2010 and 2009, respectively, is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net (Loss) Income for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	June 30, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(188)	—	601

Total OTTI credit losses recognized for debt securities	$2,506	$(188)	$—	$2,318

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net (Loss) Income for Debt Securities
	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	June 30, 2009 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,575	$—	$—	$1,575
Corporate Bonds	632	—	—	632

Total OTTI credit losses recognized for debt securities	$2,207	$—	$—	$2,207

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at June 30, 2010:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,409	$3,648
Due after one year through five years	510,278	523,783
Due after five years through ten years	578,805	601,247
Due after ten years	1,030,933	1,051,997
Mortgage-backed securities	4,988	4,444

Total fixed income securities	$2,128,413	$2,185,119

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities	$20,068	$24,987	$43,687	$49,219
Equity securities	2,768	4,302	5,869	8,796
Short-term investments, cash and cash equivalents and other	1,766	157	2,583	6,616

Investment income before expenses	24,602	29,446	52,139	64,631
Investment expenses	(741)	(330)	(1,590)	(910)

Net investment income	$23,861	$29,116	$50,549	$63,721

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$3,146	$20,990	$9,041	$21,818
Gross losses	(3,706)	(758)	(5,188)	(3,165)

Net (losses) gains	(560)	20,232	3,853	18,653
Equity securities:
Gross gains	281	4,034	3,773	4,034
Gross losses	—	(769)	(148)	(5,067)

Net gains (losses)	281	3,265	3,625	(1,033)
Short-term investments:
Net gains (losses)	676	(105)	352	(279)

Net realized investment gains before income taxes	397	23,392	7,830	17,341
Income tax expense	139	8,187	2,740	6,069

Total net realized investment gains after income taxes	$258	$15,205	$5,090	$11,272

Net realized investment gains for the first half of 2010 resulted primarily from sales of municipal bonds and preferred equity securities. Net realized investment gains for the first half of 2009 includes a $0.5 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $0.3 million loss related to fixed income securities in its International investment portfolio. As a result of the adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings in the amount of $2.5 million; $1.1 million of which related to impairments recognized in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years.

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

	June 30, 2010	December 31, 2009
Florida	14.8%	13.9%
Illinois	10.9%	11.5%
New York	10.7%	13.3%
California	9.2%	11.3%
Texas	8.2%	9.7%

At June 30, 2010, fixed income securities and short-term investments with an aggregate fair value of $10.3 million were on deposit with regulatory authorities as required by law.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010	Ownership Percentage	December 31, 2009	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%
CMG MI	117,858	50.0%	124,826	50.0%
Other*	14,812	various	14,949	various

Total	$132,670		$139,775

*	Other represents principally various limited partnership investments.

Equity in losses from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	Ownership Percentage	2009	Ownership Percentage	2010	Ownership Percentage	2009	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	42.0%	$—	42.0%	$—	42.0%	$—	42.0%
CMG MI	(3,856)	50.0%	(1,221)	50.0%	(8,145)	50.0%	(3,515)	50.0%
RAM Re	—	0.0%	—	23.7%	—	0.0%	—	23.7%
Other	(61)	various	(171)	various	(182)	various	(323)	various

Total	$(3,917)		$(1,392)		$(8,327)		$(3,838)

Due to the impairment of its FGIC investment in the first quarter of 2008, the Company did not recognize any equity in earnings (losses) from FGIC in 2009 or 2010. Additionally, due to the impairment of RAM Re during 2008 and the sale of RAM Re during the fourth quarter of 2009, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

CMG MI’s condensed balance sheets as of June 30, 2010 and December 31, 2009, and condensed statements of operations for the three and six months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$403,172	399,989
Deferred policy acquisition costs	12,877	13,801
Other assets	29,652	22,098

Total assets	$445,701	$435,888

Liabilities:
Reserve for losses and loss adjustment expenses	$190,062	$169,807
Unearned premiums	14,891	17,408
Other liabilities	11,738	5,728

Total liabilities	216,691	192,943
Shareholders’ equity	229,010	242,945

Total liabilities and shareholders’ equity	$445,701	$435,888

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$26,568	$32,049	$53,526	$61,090
Total expenses	39,930	36,436	80,584	73,788

Loss before income taxes	(13,362)	(4,387)	(27,058)	(12,698)
Income tax benefit	(5,650)	(1,945)	(10,769)	(5,668)

Net loss	(7,712)	(2,442)	(16,289)	(7,030)

PMI's ownership interest in common equity	50.0%	50.0%	50.0%	50.0%

Total equity in losses from CMG MI	$(3,856)	$(1,221)	$(8,145)	$(3,515)

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$42,642	$39,061	$41,289	$34,791
Policy acquisition costs incurred and deferred	6,040	5,410	11,269	13,025
Amortization of deferred policy acquisition costs	(4,163)	(3,753)	(8,039)	(7,098)

Balance at June 30,	$44,519	$40,718	$44,519	$40,718

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

	2010	2009
	(Dollars in thousands)
Balance at January 1,	$3,253,820	$2,709,286
Less: reinsurance recoverables	(703,550)	(482,678)

Net balance at January 1,	2,550,270	2,226,608
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	504,456	748,650
Prior years (1)	166,858	115,138

Total incurred	671,314	863,788
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(2,251)	(6,972)
Prior years	(714,630)	(448,234)

Total payments	(716,881)	(455,206)

Foreign currency translation effects	(5,407)	(2,136)
Net ending balance at June 30,	2,499,296	2,633,054
Reinsurance recoverables	613,646	602,318

Balance at June 30,	$3,112,942	$3,235,372

(1)

The $166.9 million and $115.1 million increases in prior years’ reserves in the first six months of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $166.9 million increase in prior years’ reserves during the first half of 2010 reflected a decline in rescission activity beyond our expectations which caused us to reduce our estimate of future rescissions, thereby increasing loss reserves. To a lesser extent, the increase in prior years’ reserves was due to reduced expectations in the second quarter of 2010 with respect to the levels of future loan modifications and adverse claim rate development in the modified pool and primary insurance portfolios. During the first six months of 2010, the Company restructured certain modified pool policies resulting in acceleration of $220.5 million in claim payments which is inclusive of retained contractual cash flows. As part of the restructurings, the Company retained a contractual right to future cash flow streams, with an estimated fair value of $82.3 million as of the restructure dates. The recognition of these assets decreased the losses and LAE incurred related to prior years. The $115.1 million increase in prior years’ reserves during the first half of 2009 reflected the significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes in our primary and modified pool insurance portfolios.

The decrease in total consolidated loss reserves at June 30, 2010 compared to June 30, 2009 was primarily due to decreases in the reserve balances for U.S. Mortgage Insurance Operations primarily due to payment of claims on the Company’s primary and pool insurance portfolios. The payment of claims on the modified pool portfolio reflects the acceleration of claim payments related to the restructuring of certain modified pool policies in the first half of 2010. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a primary claim payment. Accordingly, almost all losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

The following tables present the difference between fair values as of June 30, 2010 and December 31, 2009 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the three and six months ended June 30, 2010 would have been $0.88 per share and $2.28 per share, respectively, compared to $1.11 per share and $2.81 per share as reported in 2010.

	Fair Value (including accrued interest) as of June 30, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$200,625	$254,375	$53,750
6.625% Senior Notes	$101,523	$152,898	$51,375

	Fair Value (including accrued interest) as of December 31, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$149,063	$254,375	$105,312
6.625% Senior Notes	$64,585	$152,898	$88,313

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2010			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,183,058	$2,061	$2,185,119
Equity securities	28,405	160,136	4,159	192,700
Short-term investments	1,040	100	—	1,140
Cash and cash equivalents	1,021,841	—	—	1,021,841

Total assets	$1,051,286	$2,343,294	$6,220	$3,400,800

Liabilities
Credit default swaps	$—	$—	$13,072	$13,072
6.000% Senior Notes	—	200,625	—	200,625
6.625% Senior Notes	—	101,523	—	101,523

Total liabilities	$—	$302,148	$13,072	$315,220

	December 31, 2009			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,352,041	$3,147	$2,355,188
Equity securities	28,955	182,188	3,970	215,113
Short-term investments	2,232	—	—	2,232
Cash and cash equivalents	686,891	—	—	686,891

Total assets	$718,078	$2,534,229	$7,117	$3,259,424

Liabilities
Credit default swaps	$—	$—	$17,331	$17,331
6.000% Senior Notes	—	149,063	—	149,063
6.625% Senior Notes	—	64,585	—	64,585

Total liabilities	$—	$213,648	$17,331	$230,979

PMI Europe’s risk in force related to its credit default swap (“CDS”) contracts was $1.1 billion as of June 30, 2010 and $4.0 billion as of December 31, 2009. Certain PMI Europe CDS contracts contain collateral support provisions which, upon certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of June 30, 2010 is $10.9 million, for which the Company has posted collateral of $10.9 million in the normal course of business. The Company estimates that the current collateral requirement of $10.9 million as of June 30, 2010 will decline in the remaining half of 2010. The actual level of collateral posted in 2010 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $13.1 million and $17.3 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet.

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

The values of the Company’s CDS contracts are affected by estimated changes in credit spreads of the underlying obligations and/or the cost of the Company’s capital. As credit spreads change, the values of these CDS contracts will change and the resulting gains and losses will be recorded in the Company’s operating results. In addition, the Company incorporates its non-performance risk into the market value of its derivative assets and liabilities. The fair value of these CDS liabilities was $13.1 million as of June 30, 2010. Excluding the Company’s non-performance risk, the fair value of these CDS liabilities would have been $13.7 million as of June 30, 2010.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 and 2009.

	Total Fair Value Measurements
	Six Months Ended June 30, 2010
	(Dollars in thousands)
	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Level 3 Instruments Only
Balance, January 1, 2010	3,148	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	2,180
Included in other comprehensive income (2)	(1,087)	—	2,404
Purchase, sales, issuance and settlements (3)	—	250	(325)

Balance, June 30, 2010	$2,061	$4,159	$(13,072)

	Six Months Ended June 30, 2009
	(Dollars in thousands)
Balance, January 1, 2009	3,441	4,464	(54,542)
Total gains or (losses)
Included in earnings (1)	(237)	—	14,759
Included in other comprehensive income (2)	—	—	481
Purchase, sales, issuance and settlements (3)	—	—	(950)

Balance, June 30, 2009	$3,204	$4,464	$(40,252)

(1)	The losses on fixed income securities of $0.0 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively, are included in net investment income in the Company’s consolidated statement of operations. The gain on equity securities of $0.2 million for the six months ended June 30, 2010 is also included in net investment income in the Company’s consolidated statement of operations. The gains on credit default swaps of $2.2 million and $14.8 million for the six months ended June 30, 2010 and 2009, respectively, are included in other income in the Company’s consolidated statement of operations.
(2)	The loss on fixed income securities of $0.9 million for the six months ended June 30, 2010 is a result of the adjustment of certain corporate bonds to market price and is included in other comprehensive income. The gain on credit default swaps of $2.4 million and $0.5 million for the six months ended June 30, 2010 and 2009, respectively, is a result of the translation from the Euro to the U.S. dollar and is included in other comprehensive income.
(3)	The purchase, sales, issuance and settlements of $0.3 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of June 30, 2010, no tax issues from the most recently closed or pending IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of June 30, 2010, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments. The Company is under no obligation to provide additional capital with respect to its investment in FGIC, an unconsolidated equity investee.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd ("AG Re") executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of June 30, 2010, the $20.8 million remaining deposit is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves on the Company’s consolidated balance sheet.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, upon certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of June 30, 2010, PMI Europe posted collateral of $10.9 million on credit default swap transactions accounted for as derivatives and $17.8 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $28.7 million is included in investments and cash and cash equivalents on the Company’s consolidated balance sheet at June 30, 2010.

NOTE 11. COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net Loss	$(150,560)	$(222,620)	$(307,547)	$(337,911)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the year, net of tax benefit	14,767	46,403	28,613	45,799
Less: realized investment (losses) gains, net of tax (benefit) expense	(181)	15,273	4,861	11,453

Change in unrealized gains arising during the period, net of tax expense of $5,270, $16,523, $7,844 ,and $17,115, respectively	14,948	31,130	23,752	34,346
Defined benefit pension plans, net of tax expense of $0	—	—	—	—
Accretion of cash flow hedges, net of tax expense of $54, $54, $107 and $107, respectively	100	100	199	199
Foreign currency translation adjustments
Total change in unrealized (losses) gains on foreign currency translation, net of tax expense (benefit) of $3,958, $(2,519), $7,485, and $(2,519), respectively	(7,512)	4,679	(10,079)	(600)

Other comprehensive income	7,536	35,909	13,872	33,945

Comprehensive loss	$(143,024)	$(186,711)	$(293,675)	$(303,966)

The changes in unrealized gains in the second quarter and first half of 2010 were primarily due to improved valuation of the municipal, government and corporate bond portfolios partially offset by deterioration in the valuation of the preferred and common stock securities. The changes in unrealized gains/losses in the second quarter and first half of 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the equity securities’ markets as well as other market driven factors. The declines in foreign currency translation adjustments in the second quarter and first half of 2010 were due primarily to weakening of the Euro relative to the U.S. dollar. The increase in foreign currency translation adjustments in the second quarter of 2009 was due primarily to the strengthening of the Euro relative to the U.S. dollar.

The following table shows the accumulated balances for each component of accumulated other comprehensive income (loss) net of tax for the six months ended June 30, 2010 and 2009:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2008	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	34,346	—	199	(600)	33,945

Balance, June 30, 2009	$(30,769)	$(13,871)	$(4,753)	$47,659	$(1,734)

Balance, December 31, 2009	28,444	(8,557)	(4,554)	50,075	65,408
Current period change	23,752	—	199	(10,079)	13,872

Balance, June 30, 2010	$52,196	$(8,557)	$(4,355)	$39,996	$79,280

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pension benefits
Service cost	$1,485	$1,076	$2,985	$2,077
Interest cost	1,141	895	2,295	1,730
Expected return on plan assets	(894)	(517)	(1,798)	(999)
Amortization of prior service cost	(293)	(227)	(588)	(439)
Recognized net actuarial loss	336	523	676	1,011
SERP settlement	—	797	—	770

Net periodic benefit cost	$1,775	$2,547	$3,570	$4,150

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$107	$100	$214	$201
Interest cost	261	234	522	468
Amortization of prior service cost	(155)	(143)	(309)	(287)
Recognized net actuarial loss	117	134	233	268

Net periodic post-retirement benefit cost	$330	$325	$660	$650

In 2009, the Company contributed $15.7 million to its pension plans. The Company contributed $6.2 million to the Retirement Plan in 2010 and does not intend to make further contributions in 2010.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$193,122	$192,819
Discount on loss reserves	34,932	35,558
Unearned premium reserves	3,768	4,128
Basis difference on investments in unconsolidated subsidiaries	215,944	215,944
Pension costs and deferred compensation	19,873	17,964
Contingency reserve deduction, net of tax and loss bonds	—	40,478
Net operating losses	170,241	19,151
Basis difference in foreign subsidiaries	28,272	25,375
Other assets	14,166	16,494

Total deferred tax assets	680,318	567,911

Deferred tax liabilities:
Deferred policy acquisition costs	15,581	14,451
Unrealized net gains on investments	14,668	11,118
Unrealized net gains on debt	46,087	77,097
Software development costs	6,002	8,499
Equity in earnings from unconsolidated subsidiaries	24,555	27,406
Convertible Note discount	35,151	—
Other liabilities	2,551	2,440

Total deferred tax liabilities	144,595	141,011

Net deferred tax asset	535,723	426,900
Valuation allowance	(252,955)	(248,277)

Net deferred tax asset	$282,768	$178,623

The Company evaluates the need for a valuation allowance quarterly taking into consideration the ability to carryback and carryforward tax credits and losses, available tax planning strategies and future income, including the reversal of temporary differences. In addition, the Company had benefits from the use of tax and loss bonds which have allowed the Company to deduct statutory contingency reserves on its federal tax return. Once redeemed, the tax and loss bonds result in taxable income which have offset the Company’s operating losses. As of June 30, 2010, the Company evaluated whether it was “more likely than not” that the deferred tax assets would be utilized in the future and determined that a valuation allowance of $253.0 million was required. The increase of $4.7 million from December 31, 2009 was due primarily to increased state net operating losses and certain foreign exchange losses that are not expected to provide future benefits to the Company. Any future changes in management’s assessment of the need for a valuation allowance will be recognized as a change in estimate in future periods.

The Company’s effective tax rates from continuing operations were 37.2% and 36.7% for the three and six months ended June 30, 2010, respectively, compared to the federal statutory rate of 35.0%. As the Company reported net losses for the three and six months ended June 30, 2010 and 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate. PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely.

In accordance with Topic 740, the Company has recorded a contingent liability of $3.2 million as of June 30, 2010, which, if recognized, would affect the Company’s future effective tax rate. Of this total, approximately $3.0 million had been accrued as of December 31, 2009.

When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $0.2 million in the first half of 2010. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
United States	From 2006 to present
California	From 2004 to present
Ireland	From 2006 to present
Canada	From 2007 to present

As of June 30, 2010, there were no positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

As of June 30, 2010, the Company is subject to federal examination in the U.S. from 2006 through the present. In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2005 in 2009. Subsequent to the quarter ended June 30, 2010, the Company was notified that the IRS will be examining the 2008 tax year.

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

The Company has foreign net operating loss carryforwards of approximately $12.5 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $193.1 million, primarily related to the payment of alternative minimum tax of $113.3 million and foreign taxes of $78.9 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized in 2018.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$176,145	$211,470	$370,161	$436,079
Assumed	4	(2,296)	8	(1,108)
Ceded	(31,859)	(39,450)	(65,803)	(80,401)

Net premiums written	$144,290	$169,724	$304,366	$354,570

Premiums earned
Direct, net of refunds	$181,711	$221,900	$377,462	$449,756
Assumed	292	(126)	245	1,840
Ceded	(32,352)	(40,174)	(66,491)	(81,902)

Net premiums earned	$149,651	$181,600	$311,216	$369,694

Losses and loss adjustment expenses
Direct	$366,698	$556,142	$743,867	$1,026,480
Assumed	107	(100)	117	(53)
Ceded	(46,316)	(75,201)	(72,670)	(162,639)

Net losses and LAE	$320,489	$480,841	$671,314	$863,788

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. The majority of the Company’s ceded premiums in the first six months of 2010 and 2009 are from U.S. captive reinsurance arrangements. The Company recorded $613.6 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of June 30, 2010, compared to $703.6 million as of December 31, 2009. As of June 30, 2010 and December 31, 2009, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $900.2 million and $940.7 million, before quarterly net settlements, respectively.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	June 30, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$200,625	$200,625	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	101,523	101,523	64,585
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	35,083	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	204,630	184,552	—

Total debt	$786,343	$591,611	$588,043	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at June 30, 2010 include accrued interest.

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

The Amended Agreement places certain limitations on the Company’s ability to pay dividends on its common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. See Part II, Item 1A. Risk Factors — We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

Pursuant to the terms of our credit facility, The PMI Group was required to use 33% of the net proceeds from its concurrent common stock and Convertible Notes offerings to repay the outstanding indebtedness under the credit facility, subject to a maximum repayment amount of $75 million. Accordingly, The PMI Group used $75 million of the net proceeds from the offerings to pay down the credit facility from $124.8 million to $49.8 million; the total maximum amount of the lenders’ commitments is $50 million. In April 2010, in connection with the offerings, the Company amended its credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant.

The Company received proceeds of $276.5 million after the deduction of offering expenses of $8.5 million upon issuance of the 4.50% Convertible Notes due 2020. The Company used a portion of the proceeds from the note issuance and concurrent Common Stock offering to pay $75 million of its outstanding indebtedness under its credit facility and for working capital and general corporate purposes. The Company has allocated the Convertible

Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 30, 2010, the following summarizes the liability and equity components of the Convertible Notes:

June 30, 2010
(Dollars in thousands)
Liability components:
4.50% Convertible Notes due 2020	$285,000
Less: Convertible Notes unamortized discount	(100,448)

Convertible Notes, net of discount	$184,552

Equity components:
Additional Paid in Capital:
Embedded conversion option	$101,478
Less: Embedded conversion option tax effect	(35,517)
Less: Issuance Costs	(77)

$65,884

At June 30, 2010, remaining unamortized debt issuance costs included in other non-current assets were $8.9 million and are being amortized to interest expense over the term of the Convertible Notes. Amortization expense for the period ended June 30, 2010 was $0.2 million. At June 30, 2010 the remaining amortization period for the unamortized Convertible Notes discount and debt issuance costs was 9.83 years.

The components of interest expense resulting from the Convertible Notes for the period ended June 30, 2010 are as follows:

June 30, 2010
(Dollars in thousands)
Contractual coupon interest	$2,173
Amortization of Convertible Notes debt discount	1,030
Amortization of debt issuance costs	161

$3,364

For the period ended June 30, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 10.3%.

Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Convertible Notes if converted value did not exceed the principal amount of $285 million at June 30, 2010.

On or after January 15, 2020 until the close of business on the second business day immediately preceding the maturity date, holders may convert their Convertible Notes, in multiples of $1,000 principal amount, at the option of the holder.

The Company may redeem the Notes in whole or in part on or after April 15, 2015, if the last reported sale price of Common Stock exceeds 130% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of redemption notice. The redemption price will be equal to the principal amount of the Convertible Notes to be redeemed plus accrued but unpaid interest plus a specified “make whole” premium.

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

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended June 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$148,416	$1,235	$—	$149,651
Net investment income	21,330	2,400	131	23,861
Net realized investment (losses) gains	(1)	122	276	397
Change in fair value of certain debt instruments	—	—	(47,687)	(47,687)
Net gains from credit default swaps	—	462	—	462
Other income (loss)	2,225	(3)	—	2,222

Total revenues (expenses)	171,970	4,216	(47,280)	128,906

Losses and expenses
Losses and loss adjustment expenses	321,120	(631)	—	320,489
Amortization of deferred policy acquisition costs	4,163	—	—	4,163
Other underwriting and operating expenses	25,440	1,269	1,198	27,907
Interest expense	2,175	—	10,072	12,247

Total losses and expenses	352,898	638	11,270	364,806

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(180,928)	3,578	(58,550)	(235,900)
Equity in losses from unconsolidated subsidiaries	(3,856)	—	(61)	(3,917)

(Loss) income from continuing operations before income taxes	(184,784)	3,578	(58,611)	(239,817)
Income tax benefit from continuing operations	(69,149)	(1,045)	(19,063)	(89,257)

Net (loss) income	$(115,635)	$4,623	$(39,548)	$(150,560)

	Three Months Ended June 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$178,178	$3,415	$7	$181,600
Net investment income (loss)	28,929	(540)	727	29,116
Net realized investment gains (losses)	23,663	(271)	—	23,392
Change in fair value of certain debt instruments	—	—	(39,079)	(39,079)
Net gains from credit default swaps	—	7,003	—	7,003
Other income	12	14	105	131

Total revenues (expenses)	230,782	9,621	(38,240)	202,163

Losses and expenses
Losses and loss adjustment expenses	476,829	4,012	—	480,841
Amortization of deferred policy acquisition costs	3,432	321	—	3,753
Other underwriting and operating expenses	32,781	3,909	3,062	39,752
Interest expense	16	—	11,715	11,731

Total losses and expenses	513,058	8,242	14,777	536,077

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(282,276)	1,379	(53,017)	(333,914)
Equity in losses from unconsolidated subsidiaries	(1,221)	—	(171)	(1,392)

(Loss) income from continuing operations before income taxes	(283,497)	1,379	(53,188)	(335,306)
Income tax (benefit) expense from continuing operations	(107,720)	14,831	(19,790)	(112,679)

Loss from continuing operations	(175,777)	(13,452)	(33,398)	(222,627)
Income from discontinued operations, net of taxes	—	7	—	7

Net loss	$(175,777)	$(13,445)	$(33,398)	$(222,620)

	Six Months Ended June 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$308,579	$2,637	$—	$311,216
Net investment income	46,363	3,925	261	50,549
Net realized investment gains	7,169	385	276	7,830
Change in fair value of certain debt instruments	—	—	(88,500)	(88,500)
Net gain from credit default swaps	—	2,180	—	2,180
Other income	2,225	3	—	2,228

Total revenues (expenses)	364,336	9,130	(87,963)	285,503

Losses and expenses
Losses and loss adjustment expenses	671,193	121	—	671,314
Amortization of deferred policy acquisition costs	8,039	—	—	8,039
Other underwriting and operating expenses	55,476	3,069	3,221	61,766
Interest expense	2,249	—	19,521	21,770

Total losses and expenses	736,957	3,190	22,742	762,889

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(372,621)	5,940	(110,705)	(477,386)
Equity in losses from unconsolidated subsidiaries	(8,145)	—	(182)	(8,327)

(Loss) income from continuing operations before income taxes	(380,766)	5,940	(110,887)	(485,713)
Income tax (benefit) expense from continuing operations	(143,348)	1,300	(36,118)	(178,166)

Net (loss) income	$(237,418)	$4,640	$(74,769)	$(307,547)

	Six Months Ended June 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$363,792	$5,887	$15	$369,694
Net investment income	56,699	4,320	2,702	63,721
Net realized investment gains (losses)	19,395	(2,036)	(18)	17,341
Change in fair value of certain debt instruments	—	—	(20,603)	(20,603)
Net gain from credit default swaps	—	14,759	—	14,759
Other (loss) income	(38)	(21)	2,374	2,315

Total revenues (expenses)	439,848	22,909	(15,530)	447,227

Losses and expenses
Losses and loss adjustment expenses	856,675	7,113	—	863,788
Amortization of deferred policy acquisition costs	6,457	641	—	7,098
Other underwriting and operating expenses	66,301	6,700	6,772	79,773
Interest expense	32	—	23,551	23,583

Total losses and expenses	929,465	14,454	30,323	974,242

(Loss) income before equity in losses from unconsolidated subsidiaries and income taxes	(489,617)	8,455	(45,853)	(527,015)
Equity in losses from unconsolidated subsidiaries	(3,515)	—	(323)	(3,838)

(Loss) income from continuing operations before income taxes	(493,132)	8,455	(46,176)	(530,853)
Income tax (benefit) expense from continuing operations	(189,789)	15,177	(18,353)	(192,965)

Loss from continuing operations	(303,343)	(6,722)	(27,823)	(337,888)
Loss from discontinued operations, net of taxes	—	(23)	—	(23)

Net loss	$(303,343)	$(6,745)	$(27,823)	$(337,911)

	June 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,129,083	$173,850	$97,867	$3,400,800
Investments in unconsolidated subsidiaries	117,858	—	14,812	132,670
Reinsurance recoverables	613,646	—	—	613,646
Deferred policy acquisition costs	44,519	—	—	44,519
Property, equipment and software, net of accumulated depreciation and amortization	28,775	6	64,269	93,050
Other assets	566,252	20,190	61,982	648,424

Total assets	$4,500,133	$194,046	$238,930	$4,933,109

Liabilities
Reserve for losses and loss adjustment expenses	$3,079,764	$33,178	$—	$3,112,942
Unearned premiums	56,150	7,358	—	63,508
Debt	285,000	—	303,043	588,043
Other liabilities	195,522	14,584	4,220	214,326

Total liabilities	3,616,436	55,120	307,263	3,978,819
Shareholders’ equity (deficit)	883,697	138,926	(68,333)	954,290

Total liabilities and shareholders’ equity	$4,500,133	$194,046	$238,930	$4,933,109

	December 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,979,683	$190,975	$88,766	$3,259,424
Investments in unconsolidated subsidiaries	124,826	—	14,949	139,775
Reinsurance recoverables	703,550	—	—	703,550
Deferred policy acquisition costs	41,289	—	—	41,289
Property, equipment and software, net of accumulated depreciation and amortization	35,606	27	66,260	101,893
Other assets	323,521	11,755	60,310	395,586

Total assets	$4,208,475	$202,757	$230,285	$4,641,517

Liabilities
Reserve for losses and loss adjustment expenses	$3,213,735	$40,085	$—	$3,253,820
Unearned premiums	61,758	10,328	3	72,089
Debt	—	—	389,991	389,991
Other liabilities (assets)	172,070	34,763	(8,303)	198,530

Total liabilities	3,447,563	85,176	381,691	3,914,430
Shareholders’ equity (deficit)	760,912	117,581	(151,406)	727,087

Total liabilities and shareholders’ equity	$4,208,475	$202,757	$230,285	$4,641,517

NOTE 17. EXIT AND DISPOSAL ACTIVITIES

In 2008 and 2009, the Company undertook initiatives to reduce and manage its expenses and to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in the first six months of 2010 and 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118
Exit costs incurred
Severance	1,014	—	1,014
Lease termination & fixed asset disposal	400	1,757	2,157
Other	31	—	31

Total incurred	1,445	1,757	3,202
Exit costs payments
Severance	(2,219)	(2,126)	(4,345)
Fringe benefits	—	(36)	(36)
Lease termination & fixed asset disposal	—	(1,757)	(1,757)
Other	(141)	(318)	(459)

Total payments	(2,360)	(4,237)	(6,597)

Balance at June 30, 2009	$1,428	$295	$1,723

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2010	$2,072	$243	$2,315
Exit costs payments
Severance	(1,649)	(165)	(1,814)
Lease termination & fixed asset disposal	(26)	—	(26)
Other	(57)	(78)	(135)

Total payments	(1,732)	(243)	(1,975)

Balance at June 30, 2010	$340	$—	$340

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

NOTE 18. SUBSEQUENT EVENT

On July 29, 2010, the Company’s primary subsidiary, MIC, sold its equity ownership in FGIC, the holding company of Financial Guaranty Insurance Company. While the proceeds from the sale of FGIC were not significant, the Company could potentially realize certain tax benefits in future periods from the disposition of FGIC. Any potential tax benefits could be limited or delayed, and there can be no assurance whether or when any such tax benefits will be realized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories and cure rates of our various insurance subsidiaries, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, the impact of market and competitive conditions, rising unemployment, liquidity, capital requirements and initiatives, regulatory and contractual capital adequacy requirements, potential legislative changes, potential discretionary regulatory decisions by insurance regulators, captive reinsurance agreements, restructuring opportunities associated with our modified pool policies, fair value of certain debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios and potential litigation. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarter and Six Months Ended June 30, 2010

In the second quarter of 2010, in concurrent public offerings, The PMI Group, Inc. (“The PMI Group”) sold 77,765,000 shares of common stock at $6.15 per share and issued $285 million aggregate principal value of 4.50% Convertible Senior Notes due 2020. Total net proceeds to The PMI Group from the offerings were approximately $732 million.

For the quarter and six months ended June 30, 2010, we recorded consolidated net losses of $150.6 million and $307.5 million, respectively, compared to consolidated net losses of $222.6 million and $337.9 million for the corresponding periods in 2009. Losses and loss adjustment expenses (“LAE”) decreased from $480.8 million in the second quarter of 2009 to $320.5 million in the second quarter of 2010 and from $863.8 million in the first half of 2009 to $671.2 million in the first half of 2010. These decreases were offset by lower premiums earned and net investment income in the second quarter and first half of 2010, and an increase in the fair value of our debt which reduced second quarter and first half of 2010 total revenues by $47.7 million and $88.5 million, respectively.

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

•

U.S. Mortgage Insurance Operations. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded net losses of $115.6 million and $237.4 million for the quarter and six months ended June 30, 2010, respectively, compared to net losses of $175.8 million and $303.3 million for the quarter and six months ended June 30, 2009.

•

International Operations. Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business. International Operations generated net income from continuing operations of $4.6 million and $4.6 million for the quarter and six months ended June 30, 2010, compared to net losses from continuing operations of $13.5 million and $6.7 million for the quarter and six months ended June 30, 2009.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company, contract underwriting operations (which were discontinued in April 2009), our former investments in RAM Re (which we sold in the fourth quarter of 2009) and FGIC Corporation (which we sold on July 29, 2010), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses from continuing operations of $39.5 million and $74.8 million for the quarter and six months ended June 30, 2010, respectively, compared to net losses of $33.4 million and $27.8 million for the quarter and six months ended June 30, 2009.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

MIC’s Capital Position. In the second quarter of 2010, we contributed $610 million of the proceeds from our public offerings to MIC in the form of a capital contribution and surplus notes issued by MIC to The PMI Group. The contributions caused MIC’s policyholders’ position and risk to capital ratio to comply with regulatory capital adequacy requirements. As of June 30, 2010, MIC’s policyholders’ position exceeded the required minimum by approximately $415.5 million and MIC’s risk to capital ratio was approximately 15.8 to 1.

High unemployment rates and ongoing weakness in U.S. residential mortgage and housing markets continue to negatively affect our U.S. Mortgage Insurance Operations segment. As discussed below under Losses and LAE, PMI continues to experience elevated losses. These losses have reduced, and will continue to reduce, PMI’s net assets. The ultimate amount and duration of PMI’s losses will depend upon various factors, including home price fluctuations and unemployment rates. Continued losses and/or the lack of material net income will negatively impact MIC’s policyholders’ position and risk to capital ratio throughout 2010 and in 2011. There can be no assurance that MIC’s policyholders’ position will not decline below, and risk to capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements. See Part II, Item 1A. Risk Factors - There can be no assurance that higher than expected losses, or earlier than expected development of such losses, will not cause MIC to be out of compliance with applicable regulatory capital adequacy requirements in the future. In the event MIC’s capital position again approaches regulatory thresholds, we would seek to obtain the necessary waivers to continue to write new business.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On February 10, 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. On May 24, 2010, PMI received a letter from the Department withdrawing this waiver due to our $610 million of capital contributions to MIC.

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

•

Losses and LAE. PMI’s losses and LAE were $321.1 million and $671.2 million for the quarter and six months ended June 30, 2010, respectively, compared to $476.8 million and $856.7 million in the corresponding periods in 2009. Elevated levels of new delinquencies drove PMI’s higher losses and LAE in the first half of 2009. A decline in PMI’s default inventory from December 31, 2009, partially offset by higher claims paid, drove the decline in losses and LAE in the first half of 2010. PMI’s losses and LAE will be negatively affected if notices of default, claim rates and/or claim sizes continue to be elevated or increase beyond our current estimates. PMI’s rescission activity during the first half of 2010 was lower than we expected (see Rescission Activity, below), causing us to reduce our estimate of future rescissions. To a lesser extent, we also reduced our expectations in the second quarter with respect to the levels of future loan modifications. These reductions negatively affected PMI’s loss reserves, which increased losses and LAE during the second quarter of 2010. Changes, or lack of improvement, in economic conditions, including the U.S. credit and capital markets, mortgage interest rates, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE.

•

Defaults. PMI’s primary default inventory was 138,431 as of June 30, 2010, 147,248 as of March 31, 2010, 150,925 as of December 31, 2009 and 126,431 as of June 30, 2009. The declines in PMI’s primary default inventory were due to lower levels of new notices of default, increased cures and a significant increase in the number of primary claims paid. PMI’s modified pool default inventory was 13,160 as of June 30, 2010, 20,453 as of March 31, 2010, 46,024 as of December 31, 2009 and 52,717 as of June 30, 2009. The decreases in the pool default inventory were primarily due to the modified pool restructurings discussed under Modified Pool, below. While we expect PMI’s default inventory and default rates to remain high through 2010, we believe that new delinquencies from our 2005, 2006 and 2007 primary book years have peaked. As a result, we expect PMI’s default inventory at the end of 2010 will be lower than at the end of 2009. PMI’s default inventories in the second quarter of 2010 were driven by a number of factors including:

Declining Home Prices and High Unemployment – Elevated levels of unemployment have made it significantly more difficult for many borrowers to remain current on their mortgage payments, while declining home prices have reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventories and default rates.

Claims Paid – PMI’s default inventory increased significantly in 2008 and 2009. As this inventory has aged, the associated claims paid has increased. For example, in the second quarter of 2010, PMI paid 8,284 claims (including claim denials) compared to 4,888 in the second quarter of 2009. We expect claims paid (both in number and aggregate dollar amounts) to continue to increase in the second half of 2010 and continue to reduce the number of loans in PMI’s default inventory.

Cure Rate – During 2009, the percentage of defaults that cure declined primarily due to elevated levels of unemployment, diminished refinancing opportunities and implementation of the U.S. Treasury’s Home Affordable Modification Program (“HAMP”). Typically, with a traditional loan modification, a loan default is cured within a relatively short time period after the modification is approved. For loans approved for HAMP modifications, however, borrowers are subject to 90-day trial periods, which in many cases can be considerably longer, during which borrowers must adhere to their trial modification plans and submit all required documentation in order to complete the modification process. As of June 30, 2010, 18,079 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. We do not remove from PMI’s default inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured. The decline in PMI’s cure rate in 2009 was partially offset by loss mitigation efforts unrelated to HAMP and by rescissions of insurance written in prior periods. In the second quarter of 2010, PMI’s cure rate improved, primarily as a result of fewer new notices of default and, to a lesser extent, higher loan modifications. Based on our recent experience with HAMP and other modification programs, we expect that a material percentage of loans in our default inventory will be successfully modified, and our loss reserve estimation process takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of modification programs. In the second quarter of 2010, we reduced our expectations with respect to the levels of future loan modifications. See Item 1A. Risk Factors – Loan modification and other similar programs have materially reduced our loss reserve estimates, and because the benefits to PMI’s cure rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

Alt-A Loans – We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. Except for an immaterial number of commitments, we eliminated Alt-A loan eligibility in 2008. Risk in force from Alt-A loans represented 16.3% of PMI’s primary risk in force as of June 30, 2010 compared to 17.0% as of December 31, 2009 and 17.6% as of June 30, 2009. The default rate for Alt-A loans in PMI’s primary portfolio was 42.4% as of June 30, 2010 compared to 43.9% as of December 31, 2009 and 37.5% as of June 30, 2009.

Above-97s – PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above-97s”. We stopped insuring Above-97s prior to 2009, and as of February 1, 2009, we stopped insuring loans with LTVs exceeding 95%. As of June 30, 2010, Above-97s represented 20.2% of PMI’s primary risk in force compared to 20.4% as of December 31, 2009 and 20.6% as of June 30, 2009. The default rate for Above-97s in PMI’s primary portfolio was 26.9% as of June 30, 2010 compared to 28.7% as of December 31, 2009 and 22.4% as of June 30, 2009.

Interest Only Loans – Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. NIW consisting of interest only loans was negligible in 2009 and the first half of 2010. Interest only loans represented 10.5% of PMI’s primary risk in force as of June 30, 2010 compared to 10.9% as of December 31, 2009 and 11.1% as of June 30, 2009. The default rate for interest only loans was 42.8% as of June 30, 2010 compared to 43.8% as of December 31, 2009 and 36.5% as of June 30, 2009.

The above risk characteristics are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics.

Geographic Factors – Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 33.8% as of June 30, 2010 compared to 36.7% as of December 31, 2009 and 30.8% as of June 30, 2009. The default rate from Florida was 40.8% as of June 30, 2010 compared to 41.1% as of December 31, 2009 and 34.1% as of June 30, 2009. As of June 30, 2010, Florida and California insured loans represented 9.9% and 7.6% of PMI’s primary risk in force, respectively. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool. Prior to 2008, PMI wrote modified pool policies on pools of loans which feature aggregate stop-losses and per loan coverage liability caps. In some cases, the modified pool policies also include aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk in force (net of risk for which reserves have been established) was $0.5 billion as of June 30, 2010 compared to $0.8 billion as of December 31, 2009 and $1.2 billion as of June 30, 2009. The $0.3 billion reduction in PMI’s modified pool risk in force in the first half of 2010 was primarily due to increasing loss reserves and the restructuring of certain modified pool contracts discussed below.

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

During the first quarter of 2010, MIC restructured certain modified pool policies resulting in the acceleration of $163.7 million in payments to the counterparty and the elimination of the remaining $212.9 million of risk in force under the policies. Notwithstanding the elimination of the risk in force, MIC retained a contractual right to a future cash flow stream, with an estimated fair value of $66.4 million. We reflected the accrual of the amount of the payments to the counterparty, net of the fair value of the cash flow stream, or $97.3 million, in our first quarter 2010 losses and loss adjustment expenses. During the second quarter of 2010, MIC restructured certain modified pool policies resulting in acceleration of $56.8 million in payments to the counterparty and the elimination of the remaining $72.7 million of risk in force under the policies. MIC retained a contractual right to a future cash flow stream, with an estimated fair value of $15.9 million. We reflected the amount of the payments to the counterparty, net of the fair value of the cash flow stream, or $40.9 million, in our second quarter 2010 losses and loss adjustment expenses.

Modified pool with deductibles risk in force (net of risk for which reserves have been established) was $116.1 million as of June 30, 2010. We expect additional losses on this remaining risk in force through the second half of 2010, although not to maximum loss limits. We do not expect losses on our modified pool without deductibles contracts for all book years to reach our maximum loss limits. Modified pool without deductibles risk in force was $433.7 million as of June 30, 2010 compared to $520.5 million as of June 30, 2009.

•

Rescission Activity. PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment), or EPDs, and also investigates certain other non-EPD loans, for misrepresentations, negligent underwriting and eligibility for coverage. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly higher levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. As a result, PMI is reviewing and investigating a substantial volume of insured loans and the number of loans on which coverage has been rescinded by PMI increased in 2008 and 2009. We believe that our inventory of files under review has peaked and, as a result, rescission levels are declining relative to prior periods.

When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. Projected future rescission activity is materially reducing our current loss reserve estimates. To the extent that we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected, we would be required to increase loss reserves in future periods. The table below shows the aggregate risk in force of delinquent loans (including primary and pool) rescinded by PMI in each quarter in 2010, 2009 and 2008:

	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Delinquent risk in force rescinded per quarter	$78.7	$109.2	$123.6	$148.4	$170.3	$200.6	$187.6	$240.8	$95.1	$34.6

As a result of the decline in rescission activity beyond our expectations in the first half of 2010, we reduced our estimate of future rescissions, which negatively impacted PMI’s losses and LAE. Upon receiving PMI’s notice of rescission with respect to an insured loan, the insured may seek additional information as to the bases of our rescission and/or disagree with our decision to rescind coverage. We are experiencing an increase in the number of such disagreements and expect this trend to continue throughout 2010. If we are unsuccessful in defending our rescission decisions beyond expected levels, we may need to re-establish loss reserves for, and would need to reassume risk on, such rescinded loans. See Part II, Item 1A. Risk Factors - Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced, and our loss reserves will increase if we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this arises from the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. If our servicing customers ultimately produce a loan origination file on such loans, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that the frequency will not exceed our expectation or that our loss reserve estimates adequately provide for such occurrences. The table below shows the risk in force of claims denials (including primary and pool) in each quarter in 2010, 2009 and 2008:

	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
	(Dollars in millions)
Claims denials per quarter - delinquent risk in force	$71.3	$149.2	$93.4	$80.1	$184.8	$63.6	$51.7	$17.7	$12.8	$8.4

•

New Insurance Written (NIW). In response to difficult economic and industry conditions and in order to preserve capital, we made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first half of 2010. We are undertaking efforts to increase insurance writings. However, a smaller mortgage origination market and the significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”) are negatively impacting our ability to increase our NIW. The table below shows PMI’s primary NIW in each quarter in 2009 and 2010:

	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Primary new insurance written	$1,567	$964	$969	$1,176	$2,001	$4,848

While we expect NIW to continue to increase in 2010, we also expect the factors identified above to continue to negatively impact our new business writings. Premium increases by the FHA could make private mortgage insurance more competitive and increase the size of the private mortgage insurance market. There can be no assurance that FHA mortgage insurance premiums will increase.

•

Captives. As of June 30, 2010, 45.8% of PMI’s primary risk in force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk in force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of June 30, 2010, PMI ceded approximately $613.6 million of loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables and which reduce PMI’s losses and LAE. Reinsurance recoverables do not exceed assets in captive trust accounts which, as of June 30, 2010, totaled approximately $900.2 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will decline in 2010.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 85.6% as of June 30, 2010, 84.3% as of December 31, 2009 and 82.3% as of June 30, 2009. The increase in PMI’s persistency rate reflects home price declines and lower levels of residential mortgage refinance activity in the insured market. To the extent that home prices continue to decline or experience low appreciation rates, we expect PMI’s persistency rate to remain high and therefore limit the rate at which PMI’s risk in force runs off.

•

Other-than-Temporary Impairment of Investments. During the second quarter and first half of 2010, we did not record impairment losses. We may have impairments for preferred stocks or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe is not writing new business and, as a result, we expect its revenues to decline. As of June 30, 2010, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $112.3 million. Total reserves associated with this portfolio were $16.5 million as of June 30, 2010. If the performance of these exposures deteriorates, PMI Europe will experience increased losses and increases to loss reserves.

PMI Europe has posted collateral of $28.7 million on certain transactions as of June 30, 2010. Depending upon the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral. Any further downgrades will have no impact on the required collateral, as the current ratings are below all the ratings related triggers.

•

PMI Canada. PMI Canada recorded an insignificant amount of net income in the second quarter and a net loss of $0.5 million in the first half of 2010. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk in force and obtain regulatory approvals.

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

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted the fair value option for certain of our corporate debt outlined in Topic 825. Topic 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. In the second quarter and first half of 2010, our total revenues were reduced by $47.7 million and $88.5 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. In the second quarter and first half of 2009, the increase in fair value of our debt decreased total revenues by $39.1 million and $20.6 million, respectively. (See Item 1, Note 8. Fair Value Disclosures.)

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables from PMI, tax refunds and income from its investment portfolio. MIC did not pay dividends to The PMI Group in 2009, and we do not expect that MIC will be able to pay dividends in 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $94.7 million at June 30, 2010. Our holding company has $49.8 million outstanding with a $50.0 million maximum amount allowed under the revolving credit facility. For a discussion of the status of The PMI Group’s revolving credit facility, see Liquidity and Capital Resources – Credit Facility.

•

Deferred Tax Assets. As of June 30, 2010, we have a tax valuation allowance of $253.0 million against a $535.7 million deferred tax asset, for a net deferred tax asset of $282.8 million. Due to cumulative operating losses over the last three years and the continued economic downturn making future taxable income uncertain, we may be required to record additional valuation allowances against the remaining tax asset or future tax asset if we are unable to substantiate that those net tax assets will more likely than not be utilized. Further, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Part II, Item 1A. Risk Factors – We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets and – Our deferred tax asset and other tax attributes could be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code.

•

FGIC and RAM Re. We impaired our investments in FGIC and RAM Re in 2008 and reduced the carrying values of those investments to zero. We sold our investment in RAM Re in the fourth quarter of 2009. On July 29, 2010, we sold our investment in FGIC, the holding company of Financial Guaranty Insurance Company. While the proceeds from the sale of FGIC were not significant, we could potentially realize certain tax benefits in future periods from the disposition of FGIC. Any potential tax benefits could be limited or delayed, and there can be no assurance whether or when any such tax benefits will be realized.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$149.7	$181.6	(17.6)%	$311.2	$369.7	(15.8)%
Net investment income	23.9	29.1	(17.9)%	50.5	63.7	(20.7)%
Net realized investment gains	0.4	23.4	(98.3)%	7.8	17.3	(54.9)%
Change in fair value of certain debt instruments	(47.7)	(39.1)	22.0%	(88.5)	(20.6)	—
Other income	2.6	7.1	(63.4)%	4.5	17.0	(73.5)%

Total revenues	128.9	202.1	(36.2)%	285.5	447.1	(36.1)%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	320.5	480.8	(33.3)%	671.3	863.8	(22.3)%
Amortization of deferred policy acquisition costs	4.2	3.8	10.5%	8.0	7.1	12.7%
Other underwriting and operating expenses	27.9	39.7	(29.7)%	61.8	79.7	(22.5)%
Interest expense	12.3	11.7	5.1%	21.8	23.6	(7.6)%

Total losses and expenses	364.9	536.0	(31.9)%	762.9	974.2	(21.7)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(236.0)	(333.9)	(29.3)%	(477.4)	(527.1)	(9.4)%
Equity in losses from unconsolidated subsidiaries	(3.9)	(1.4)	178.6%	(8.3)	(3.8)	118.4%

Loss from continuing operations before taxes	(239.9)	(335.3)	(28.5)%	(485.7)	(530.9)	(8.5)%
Income tax benefit from continuing operations	(89.3)	(112.7)	(20.8)%	(178.2)	(193.0)	(7.7)%

Net loss	$(150.6)	$(222.6)	(32.3)%	$(307.5)	$(337.9)	(9.0)%

Diluted net loss per share	$(1.11)	$(2.71)	(59.0)%	$(2.81)	$(4.12)	(31.8)%

The decreases in premiums earned in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were driven by U.S. Mortgage Insurance Operations’ lower insurance in force due in part to lower NIW. The decreases in premiums earned were partially offset by higher persistency in the second quarter and first half of 2010 compared to the corresponding periods in 2009.

The decreases in net investment income in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were primarily due to a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 2.8% and 3.2% as of June 30, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a lower pre-tax yield on cash and cash equivalent investments, a lower balance of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments and the purchase of lower yield government, corporate, and foreign agency bonds for the short term portfolio which replaced the lower maturity higher yield municipal bonds sold in the second quarter of 2010.

The net realized investment gains in the second quarter and first half of 2010 and 2009 were driven primarily by sales of municipal bonds and equity securities.

In the second quarter and first half of 2010, our total revenues were reduced by $47.7 million and $88.5 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. In the second quarter and first half of 2009, our total revenues were reduced by $39.1 million and $20.6 million, respectively, as a result of the increase in fair value of our debt.

The decreases in other income in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were due primarily to a decrease in net gains on credit default swaps in Europe.

In the second quarter and first six months of 2010, losses and LAE reflected continued elevated levels of new notices of default and, to a lesser extent, losses associated with modified pool with deductible contracts. During the first half of 2010, we experienced lower levels of new notices of default and lower losses from modified pool with deductible contracts than during 2009.

The decreases in other underwriting and operating expenses in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were primarily due to the rationalization of our workforce associated with refocusing on our U.S. Mortgage Insurance Operations in 2009. As a result of our repayment of $75 million on our line of credit in 2009, we paid lower interest and fees in the first half of 2010 than in the first half of 2009.

The effective tax rates for continuing operations were 37.2% and 36.7% for the second quarter and first half of 2010, respectively, compared to 33.6% and 36.3% for the second quarter and first half of 2009, and the federal statutory rate of 35.0%. As we reported net losses for the three months and six months ended June 30, 2010 and 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our effective tax rates in those quarters above the federal statutory rate.

Segment Results

The following table presents consolidated results for each of our segments:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(115.6)	$(175.8)	(34.2)%	$(237.4)	$(303.3)	(21.7)%
International Operations	4.6	(13.5)	(134.1)%	4.6	(6.7)	(168.7)%
Corporate and Other	(39.5)	(33.4)	18.3%	(74.8)	(27.8)	169.1%

Net loss*	$(150.6)	$(222.6)	(32.3)%	$(307.5)	$(337.9)	(9.0)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in losses from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$144.0	$170.2	(15.4)%	$303.4	$354.5	(14.4)%

Premiums earned	148.4	178.2	(16.7)%	308.6	363.8	(15.2)%
Net investment income	21.3	28.9	(26.3)%	46.4	56.7	(18.2)%
Net realized investment gains	—	23.7	(100.0)%	7.2	19.4	(62.9)%
Other income	2.3	—	—	2.2	—	—

Total revenues	172.0	230.8	(25.5)%	364.4	439.9	(17.2)%

Losses and LAE	321.1	476.8	(32.7)%	671.2	856.7	(21.7)%
Underwriting and operating expenses	29.5	36.3	(18.7)%	63.6	72.8	(12.6)%
Interest expense	2.2	—	—	2.2	—	—

Total losses and expenses	352.8	513.1	(31.2)%	737.0	929.5	(20.7)%

Loss before equity in losses from unconsolidated subsidiaries and income taxes	(180.8)	(282.3)	(36.0)%	(372.6)	(489.6)	(23.9)%
Equity in losses from unconsolidated subsidiaries	(3.9)	(1.2)	—	(8.1)	(3.5)	131.4%

Loss before income taxes	(184.7)	(283.5)	(34.9)%	(380.7)	(493.1)	(22.8)%
Income tax benefit	(69.1)	(107.7)	(35.8)%	(143.3)	(189.8)	(24.5)%

Net loss	$(115.6)	$(175.8)	(34.2)%	$(237.4)	$(303.3)	(21.7)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Direct premiums written, net of refunds	$175.8	$210.6	(16.5)%	$369.2	$434.7	(15.1)%
Ceded premiums, net of assumed	(31.8)	(40.4)	(21.3)%	(65.8)	(80.2)	(18.0)%

Net premiums written	$144.0	$170.2	(15.4)%	$303.4	$354.5	(14.4)%

Premiums earned	$148.4	$178.2	(16.7)%	$308.6	$363.8	(15.2)%

The decreases in direct premiums written and premiums earned in the second quarter and first half of 2010 compared to the corresponding periods of 2009 were driven by lower insurance in force due in part to lower levels of NIW. The decrease in ceded premiums in the second quarter and first half of 2010 compared to the corresponding periods of 2009 were primarily due to XOL captives placed in runoff effective January 1, 2009. As of June 30, 2010, 45.8% of PMI’s primary risk in force was subject to captive reinsurance agreements compared to 47.8% as of June 30, 2009. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Net investment income – Net investment income decreased in the second quarter and first half of 2010 primarily due to a decline in PMI’s average pre-tax book yield. The average pre-tax book yield in the second quarter and first half of 2010 was lower than the corresponding periods of 2009 primarily due to lower pre-tax yields on cash and cash equivalent investments, lower balances of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments, and the purchase of lower yield government, corporate, and foreign agency bonds for the short term portfolio which replaced the lower maturity, higher yield municipal bonds sold in the second quarter of 2010.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our financial condition and operating requirements, including our tax position. In response to recent operating losses, investments in tax-advantaged securities have been reduced and proceeds redeployed into higher yielding taxable securities which should continue in the second half of 2010.

Net realized investment gains – The net realized investment gains in the first half of 2009 and 2010 were driven primarily by sales of municipal bonds and equity securities.

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

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Total primary claims paid	$274.9	$155.3	77.0%	$511.3	$336.0	52.2%
Total pool claims paid	156.9	31.0	—	178.3	56.9	—
LAE, supplemental and other	12.5	12.8	(2.3)%	25.7	22.4	14.7%
Change in net loss reserves	(123.2)	277.7	(144.4)%	(44.1)	441.4	(110.0)%

Losses and LAE	$321.1	$476.8	(32.7)%	$671.2	$856.7	(21.7)%

Number of primary claims paid (1)	8,284	4,888	69.5%	15,176	9,317	62.9%

Average primary claim size (in thousands)	$33.2	$31.8	4.4%	$33.7	$36.1	(6.6)%

(1)	Amount includes claim denials based upon insured’s inability to perfect claims.

The increases in the total and number of primary claims paid in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were driven by higher default inventories and higher claim rates due to, among other things, home price declines and high levels of unemployment. Total pool claims paid increased in the first half of 2010 compared to the corresponding periods of 2009 due to accelerated claim payments associated with the restructuring of certain modified pool contracts in the first half of 2010, which reduced our pool risk in force. In the second quarter and first half of 2010, we decreased net loss reserves by $123.2 million and $44.1 million, respectively, compared to reserve increases of $277.7 million and $441.3 million in the corresponding periods in 2009. The increase in PMI’s default inventories and claim rates in 2008 and 2009 caused us to significantly increase our loss reserves in those years. The second quarter 2010 reserve decrease was due to, among other factors, a decrease in PMI’s primary default inventory from December 31, 2009, a decrease in new notices of default, increased cures, reserve releases related to the payment of claims and accelerated claim payments associated with the restructuring of modified pool contracts. The second quarter 2010 reserve decrease was partially offset by our reduction in the second quarter of our estimates of future rescission and loan modification activity. For a discussion of the impact of our rescission activities on losses and LAE, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Rescission Activities, above. The increase in PMI’s average primary claim size in the second quarter of 2010 from the corresponding period in 2009 was driven primarily by delinquencies with higher average loan balances transitioning to settled claim status. The decrease in PMI’s average primary claim size in the first half of 2010 from the corresponding period in 2009 was driven primarily by higher incidences of claim denials, which are settled without payment.

As of June 30, 2010, we ceded $613.6 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of June 30, 2010, assets in captive trust accounts held for the benefit of PMI totaled approximately $900.2 million, before quarterly net settlements. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

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

PMI’s primary delinquent roll forward is presented in the tables below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
Number of policies
Beginning delinquent inventory	147,248	117,503	25.3%	150,925	109,580	37.7%
Plus: New notices	28,597	38,007	(24.8)%	62,865	81,314	(22.7)%
Less: Cures	(28,008)	(22,100)	26.7%	(57,573)	(50,797)	13.3%
Less: Paids (1)	(8,284)	(4,888)	69.5%	(15,176)	(9,317)	62.9%

Less: Rescissions	(1,122)	(2,091)	(46.3)%	(2,610)	(4,349)	(40.0)%

Ending delinquent inventory, June 30	138,431	126,431	9.5%	138,431	126,431	9.5%

(1)	Claims paid are net of claim reversals and reinstatements.

PMI’s primary default data are presented in the table below.

	June 30,	March 31,	December 31,	June 30,	March 31,
	2010	2010	2009	2009	2009
Flow channel
Loans in default	113,438	120,665	122,365	101,027	93,028
Policies in force	577,040	591,079	606,240	638,965	657,999
Default rate	19.66%	20.41%	20.18%	15.81%	14.14%

Structured channel
Loans in default	24,993	26,583	28,560	25,404	24,475
Policies in force	89,164	92,809	99,177	106,586	110,442
Default rate	28.03%	28.64%	28.80%	23.83%	22.16%

Total primary
Loans in default	138,431	147,248	150,925	126,431	117,503
Policies in force	666,204	683,888	705,447	745,551	768,441
Default rate	20.78%	21.53%	21.40%	16.96%	15.29%

PMI’s modified pool default data are presented in the table below.

	June 30,	March 31,	December 31,	June 30,	March 31,
	2010	2010	2009	2009	2009
Modified pool with deductible
Loans in default	4,186	10,573	35,661	42,227	39,238
Policies in force	36,974	59,699	129,472	185,784	190,830
Default rate	11.32%	17.71%	27.54%	22.73%	20.56%

Modified pool without deductible
Loans in default	8,974	9,880	10,363	10,490	10,400
Policies in force	43,694	45,252	48,628	52,647	54,123
Default rate	20.54%	21.83%	21.31%	19.93%	19.22%

Total modified pool
Loans in default	13,160	20,453	46,024	52,717	49,638
Policies in force	80,668	104,951	178,100	238,431	244,953
Default rate	16.31%	19.49%	25.84%	22.11%	20.26%

The changes in PMI’s primary and modified pool default inventories in the first half of 2010 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults and Modified Pool, above.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$4.2	$3.4	23.5%	$8.0	$6.5	23.1%
Other underwriting and operating expenses	25.3	32.9	(23.1)%	55.6	66.3	(16.1)%

Total underwriting and operating expenses	$29.5	$36.3	(18.7)%	$63.6	$72.8	(12.6)%

Policy acquisition costs incurred and deferred	$6.0	$5.3	13.2%	$11.3	$13.0	13.1%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e., monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The increases in amortization of deferred policy acquisition costs for the second quarter and first half of 2010 compared to the corresponding periods in 2009 were primarily due to increases in deferred policy acquisition costs. PMI’s deferred policy acquisition cost asset was $44.5 million as of June 30, 2010 compared to $41.3 million as of December 31, 2009 and $38.9 million as of June 30, 2009.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the second quarter and first half of 2010 compared to the corresponding periods in 2009 primarily due to the rationalization of our workforce associated with the refocusing on our U.S. Mortgage Insurance Operations in 2009.

Interest expense — The increases in interest expense in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were due to the interest from the surplus notes issued by MIC to The PMI Group upon completion of the sale of convertible senior notes in the second quarter of 2010. The surplus notes have a principal balance of $285 million and pay interest at 4.5%.

Equity in earnings from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in losses from unconsolidated subsidiaries is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI were $3.9 million and $8.1 million in the second quarter and first half of 2010, respectively, compared to equity in losses of $1.2 million and $3.5 million in the corresponding periods in 2009. Equity in losses from CMG MI in the second quarter and first half of 2010 were primarily the result of higher losses and LAE recorded due to increases in CMG MI’s default inventory.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The tax benefit recorded in our U.S. Mortgage Insurance Operations segment reflects tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in an effective tax rate of 37.4% and 37.6% for the second quarter and first half of 2010, respectively.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2010	2009			2010	2009
Loss ratio	216.4%	267.6%	(51.2	) pps	217.5%	235.5%	(18.0	) pps
Expense ratio	20.6%	21.3%	(0.7	) pps	20.9%	20.5%	0.4	pps

Combined ratio	237.0%	288.9%	(51.9	) pps	238.4%	256.0%	(17.6	) pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in the second quarter and first half of 2010 compared to the corresponding periods of 2009 as a result of lower losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The decrease in PMI’s expense ratio in the second quarter of 2010 compared to the corresponding period in 2009 was primarily due to lower total underwriting and operating expenses, partially offset by reductions in the net premiums written. The increase in PMI’s expense ratio in the first half of 2010 compared to the corresponding period in 2009 was primarily due to a decrease in net premiums written which were in excess of the reduction in total underwriting and operating expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
Primary NIW:	(Dollar in millions)			(Dollar in millions)
Flow channel	$1,567	$2,001	(21.7)%	$2,531	$6,848	(63.0)%
Structured finance channel	—	—	—	—	1	(100.0)%

Total primary NIW	$1,567	$2,001	(21.7)%	$2,531	$6,849	(63.0)%

For a discussion of NIW, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—NIW, above.

Insurance and risk in force — PMI’s primary insurance in force and primary and pool risk in force are shown in the table below.

	As of June 30,		Percentage Change/ Variance
	2010	2009
	(Dollars in millions)
Primary insurance in force	$107,571	$120,219	(10.5)%
Primary risk in force	26,304	29,421	(10.6)%
Pool risk in force*	828	1,579	(47.6)%
Policy cancellations—primary (year-to-date)	8,655	10,896	(20.6)%
Persistency—primary	85.6%	82.3%	3.3	pps

*	Includes modified pool and other pool risk in force.

Primary insurance in force and risk in force as of June 30, 2010 decreased from June 30, 2009 primarily as a result of lower levels of NIW, partially offset by higher persistency. The increase in PMI’s persistency rate in the first half of 2010 reflects lower levels of residential mortgage refinance activity in the insured market, tighter underwriting criteria in the primary market and home price declines.

Modified pool risk in force as of June 30, 2010 was $0.5 billion compared to $0.8 billion and $1.2 billion as of December 31, 2009 and June 30, 2009, respectively. The decreases in modified pool risk in force in the first half of 2010 were primarily due to increasing loss reserves and the restructuring of certain modified pool contracts.

The following table sets forth the percentages of PMI’s primary risk in force as of June 30, 2010 and December 31, 2009 in the ten states with the highest risk in force as of June 30, 2010 in PMI’s primary portfolio:

	Percent of Primary Risk in Force as of June 30, 2010	Percent of Primary Risk in Force as of December 31, 2009
Florida	9.9%	10.1%
Texas	7.7%	7.5%
California	7.6%	7.7%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	4.0%	4.0%
Ohio	3.9%	3.9%
Pennsylvania	3.4%	3.4%
New Jersey	3.3%	3.3%
Washington	3.3%	3.2%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the second quarter and first half of 2010, PMI did not write new insurance on less-than-A quality and Alt-A loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary), Above-97s, interest only loans and payment option ARM loans was insignificant in the second quarter and first half of 2010.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk in force:

	June 30, 2010	December 31, 2009	June 30, 2009
As a percentage of primary risk in force:
Less-than-A Quality loans (FICO scores below 620)	6.7%	6.8%	6.8%
Less-than-A Quality loans with FICO scores below 575*	1.7%	1.7%	1.8%
Alt-A loans	16.3%	17.0%	17.6%
ARMs (excluding 2/28 Hybrid ARMs)	7.1%	7.5%	7.8%
2/28 Hybrid ARMs**	1.6%	1.8%	2.0%
Above-97s (above 97% LTVs)	20.2%	20.4%	20.6%
Interest Only	10.5%	10.9%	11.1%
Payment Option ARMs	2.8%	3.1%	3.2%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
PMI Europe	$4.6	$(14.1)	(132.6)%	$5.1	$(6.6)	(177.3)%
PMI Canada	—	0.7	(100.0)%	(0.5)	(0.1)	—

Net income (loss)	$4.6	$(13.4)	(134.3)%	$4.6	$(6.7)	(168.7)%

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
Net premiums written	$0.3	$(0.5)	(160.0)%	$1.0	$—	—

Premiums earned	$1.1	$3.3	(66.7)%	$2.4	$5.6	(57.1)%
Net gains from credit default swaps	0.5	7.0	(92.9)%	2.2	14.8	(85.1)%
Net investment income (loss)	2.3	(0.4)	—	3.8	4.3	(11.6)%
Net realized gains (losses)	—	0.1	(100.0)%	0.3	(1.2)	(125.0)%

Total revenues	3.9	10.0	(61.0)%	8.7	23.5	(63.0)%

Losses and LAE	(0.7)	3.8	(118.4)%	(0.3)	6.8	(104.4)%
Other underwriting and operating expenses	1.0	4.0	(75.0)%	2.6	6.7	(61.2)%

Total losses and expenses	0.3	7.8	(96.2)%	2.3	13.5	(83.0)%

Income before taxes	3.6	2.2	63.6%	6.4	10.0	(36.0)%
Income tax (benefit) expense	(1.0)	16.3	(106.1)%	1.3	16.6	(92.2)%

Net income (loss)	$4.6	$(14.1)	(132.6)%	$5.1	$(6.6)	(177.3)%

The average USD/Euro currency exchange rate was 1.2728 and 1.3278 for the second quarter and first half of 2010 compared to 1.3618 and 1.3349 for the corresponding periods in 2009. The changes in the average USD/Euro currency exchange rates from 2009 to 2010 did not significantly impact PMI Europe’s financial results in the second quarter and first half of 2010.

Premiums written and earned — Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums earned decreased in the second quarter and first half of 2010 compared to the corresponding periods of 2009 due to the decision in 2008 to cease writing new business through PMI Europe and the commutation of several transactions in 2009. As PMI Europe’s insurance in force continues to age, we expect premiums earned to continue to decline.

Net gains from credit default swaps — As of June 30, 2010, PMI Europe was a party to five credit default swap (“CDS”) contracts classified as derivatives, compared to twelve transactions as of June 30, 2009. We recorded net gains of $0.5 million and $2.2 million on CDS contracts for the second quarter and first half of 2010, respectively, compared to net gains of $7.0 million and $14.8 million for the corresponding periods in 2009. Net gains in 2010 from CDS contracts resulted primarily from changes in the fair value of the derivative contracts in the quarter, resulting from income earned in the quarter and the reversal of unrealized losses as the contracts continue to age. Net gains in 2009 were primarily a result of changes in the estimated exit value of contracts during the period resulting from changes in our non-performance risk due to the widening of our CDS spreads during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short term investments and foreign exchange gains or losses arising from the revaluation of short term monetary assets. The increase in net investment income for the second quarter of 2010 compared to the corresponding period in 2009 was primarily due to foreign exchange remeasurement gains on short term monetary assets arising from the strengthening of the U.S. dollar against the Euro. The decrease in net investment income for the first half of 2010 compared to the corresponding period in 2009 was primarily due to a decrease in pre-tax book yield. The pre-tax book yield was 2.0% and 2.7% as of June 30, 2010 and 2009. The reduction in book yield is primarily a result of the conversion of some of our Euro and Sterling assets into U.S. assets during 2010. We liquidated a majority of PMI Europe’s Sterling denominated investment portfolio into U.S. dollar in the second quarter of 2010 and is held as cash as of June 30, 2010.

Losses and LAE — PMI Europe’s losses and LAE includes claim payments, changes in reserves and reductions in the premium deficiency reserve of $0.6 million and $1.3 million on PMI Europe’s primary portfolio for the second quarter and first half of 2010, respectively. The reductions in the premium deficiency reserve are the result of lower estimated lifetime losses on our primary portfolio. Losses and LAE in the second quarter and first half of 2010 were primarily driven by reserve decreases related to reinsurance of U.S. subprime exposures. Losses and LAE for the second quarter and first half of 2009 were primarily driven by reserve increases relating to new defaults in the Italian mortgage insurance portfolio as well as increases in reserves related to reinsurance of U.S. subprime exposures.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the first half of 2010 compared to the same period in 2009 due to the cessation of new business writings and commutations that reduced insurance in force.

Income taxes — As a result of appreciation in PMI Europe’s investment portfolio, we reduced our valuation allowance related to certain tax assets we expect to utilize in PMI Europe which generated a tax benefit of $1.1 million during the first half of 2010. In addition, PMI Europe’s tax expense was higher in the first half of 2010 than the corresponding period of 2009 because we did not include U.S. federal income tax on the undistributed earnings from foreign subsidiaries in the first half of 2009, as they were deemed permanently reinvested at the time.

Risk in force — PMI Europe’s risk in force was $1.9 billion as of June 30, 2010, $2.1 billion as of March 31, 2010 and $4.9 billion at December 31, 2009. The decrease in 2010 was primarily due to foreign currency translation resulting from the strengthening of the U.S. dollar relative to the Euro and a counterparty exercising a call option in respect of two CDS transactions in March 2010.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada is not writing new business.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
Total revenues (expenses)	$0.4	$(0.3)	—	$0.5	$(0.5)	—

Losses and LAE	0.1	0.2	(50.0)%	0.4	0.4	—
Underwriting and operating expenses	0.3	0.3	—	0.6	0.6	—

Total losses and expenses	0.4	0.5	(20.0)%	1.0	1.0	—

Loss before taxes	—	(0.8)	(100.0)%	(0.5)	(1.5)	(66.7)%
Income tax benefit	—	(1.5)	(100.0)%	—	(1.4)	(100.0)%

Net income (loss)	$—	$0.7	(100.0)%	$(0.5)	$(0.1)	—

Total revenues increased in the second quarter and first half of 2010 compared to the corresponding periods of 2009 primarily due to an increase in investment income. PMI Canada added a premium deficiency reserve of $0.2 million in the first half of 2010 as a result of the re-assessment of losses.

Corporate and Other

Effective December 31, 2009, we combined our “Financial Guaranty” and “Corporate and Other” segments for all periods presented. The results of our Corporate and Other segment include income and operating expenses related to contract underwriting, which we discontinued in April 2009; net investment income, interest expense, corporate overhead of The PMI Group, our holding company; and equity in earnings (losses) from our former investments in RAM Re and FGIC, whose carrying values are zero as a result of our impairments of the investments in 2008. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Net investment income	$0.1	$0.8	(87.5)%	$0.3	$2.7	(88.9)%
Net realized investment gains	0.3	—	—	0.3	—	—
Change in fair value of certain debt instruments	(47.7)	(39.1)	22.0%	(88.5)	(20.6)	—
Other income (loss)	—	0.1	(100.0)%	(0.1)	2.4	(104.2)%

Total expenses	(47.3)	(38.2)	23.8%	(88.0)	(15.5)	—

Share-based compensation expense	0.8	1.3	(38.5)%	1.9	3.0	(36.7)%
Other operating expenses	0.4	1.8	(77.8)%	1.3	3.8	(65.8)%

Total other operating expenses	1.2	3.1	(61.3)%	3.2	6.8	(52.9)%
Interest expense	10.1	11.7	(13.7)%	19.5	23.6	(17.4)%

Total expenses	11.3	14.8	(23.6)%	22.7	30.4	(25.3)%
Losses before equity in losses from unconsolidated subsidiaries and income taxes	(58.6)	(53.0)	10.6%	(110.7)	(45.9)	141.2%
Equity in losses from unconsolidated subsidiaries	—	(0.2)	(100.0)%	(0.2)	(0.3)	(33.3)%

Net loss before income taxes	(58.6)	(53.2)	10.2%	(110.9)	(46.2)	140.0%
Income tax benefit	(19.1)	(19.8)	(3.5)%	(36.1)	(18.4)	96.2%

Net loss	$(39.5)	$(33.4)	18.3%	$(74.8)	$(27.8)	169.1%

Net investment income – Net investment income decreased in the second quarter and first half of 2010 primarily due to a decline in investable assets at the holding company and our investment book yield.

Net realized investment gains – Net realized investment gains increased in the second quarter and first half of 2010 compared to the corresponding periods in 2009 due primarily to the sale of common stock.

Change in fair value of certain debt instruments – In the second quarter and first half of 2010, our total revenues were reduced by $47.7 million and $88.5 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. In the second quarter and first half of 2009, our total revenues were reduced by $39.1 million and $20.6 million, respectively, as a result of the increase in the fair value of our debt.

Other income – Other income decreased in the second quarter and first half of 2010 compared to the second quarter and first half of 2009 primarily due to our cessation of contract underwriting services in the second quarter of 2009.

Share-based compensation expense — The decrease in share-based compensation expense in the second quarter and first half of 2010 compared to the corresponding periods in 2009 was primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in the second quarter and first half of 2010.

Other operating expenses — Other operating expenses decreased in the second quarter and first half of 2010 compared to the corresponding periods of 2009 primarily due to the cessation of contract underwriting services.

Interest expense — As a result of paying down our line of credit from $200 million to $125 million in 2009 and from $125 million to $50 million in the second quarter of 2010 following the completion of our capital offerings, we paid lower interest and fees in the second quarter and first half of 2010 than in the corresponding periods in 2009.

Equity in losses from unconsolidated subsidiaries — The equity in losses from unconsolidated subsidiaries decreased in the second quarter and first half of 2010 compared to the corresponding periods in 2009 due to the decrease in losses from limited partnership investments.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing agreements. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 or the first half of 2010 and we do not expect that MIC will be able to pay dividends during the second half of 2010. The economic downturn has reduced the value of The PMI Group’s investment portfolio, and we expect the portfolio could be adversely affected to the extent the dislocation in the credit markets and economic downturn worsens.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $94.7 million at June 30, 2010 compared to $81.9 million at June 30, 2009. The increase in The PMI Group’s available funds was due to our concurrent public offerings of common stock and convertible debt in the second quarter of 2010 of which a portion of the proceeds were contributed to MIC. We believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011 and PMI has sufficient assets to meet its obligations through 2011.

Second Quarter 2010 Capital Offerings – In the second quarter of 2010, we completed the sale of 77,765,000 shares of our common stock and $285 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (“Convertible Notes”) and received aggregate net proceeds of approximately $732 million. Of these aggregate net proceeds, The PMI Group contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”).

The Convertible Notes bear interest at a rate of 4.50% per annum and mature on April 15, 2020. Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Convertible Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, we may deliver cash, shares of our common stock or a combination thereof, at our option. We may redeem the Convertible Notes in whole or in part on or after April 15, 2015, if the last reported sale price of our common stock exceeds 130% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day immediately prior to the date of redemption notice. The redemption price will be equal to the principal amount of the Convertible Notes to be redeemed plus accrued but unpaid interest plus a specified “make whole” premium.

The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest principal and redemptions with respect to the Convertible Notes or cash settlement of the Convertible Notes once such conversions exceed a specified level. The Surplus Notes mature on April 10, 2020 and pay interest semiannually in arrears on April 10 and October 10 of each year (commencing on October 10, 2010) at a fixed annual rate of 4.50%. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Arizona Insurance Department (“Department”), which has issued a letter to PMI pre-approving regularly scheduled interest payments to The PMI Group on the Surplus Notes. The pre-approval may be rescinded by the Department at any time in its sole discretion.

Credit Facility

Pursuant to the terms of our credit facility, The PMI Group was required to use 33% of the net proceeds from its concurrent common stock and Convertible Notes offerings to repay the outstanding indebtedness under the credit facility, subject to a maximum repayment amount of $75 million. Accordingly, The PMI Group used $75 million of the net proceeds from the offerings to pay down the credit facility from $124.8 million to $49.8 million; the total maximum amount of the lenders’ commitments is $50.0 million. In April 2010, in connection with the offerings, we amended our credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant.

The credit facility also places certain limitations on our ability to pay dividends on our common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. We do not expect that our Board of Directors will declare a quarterly dividend for the foreseeable future.

The QBE Note

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through June 30, 2010, we do not currently expect that, as of June 30, 2010, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended June 30, 2010 (as described below). The last such report that we received was for the period ended March 31, 2010. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of the PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note.

We pledged the QBE Note to the lenders under the credit facility. Under the terms of the credit facility, the size of the credit facility may be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the credit facility. Under these procedures, the value of the QBE Note is subject to reduction on account of losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the credit facility, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The credit facility requires that for purposes of determining the commitment under the credit facility, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended March 31, 2010) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the credit facility. See Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2009, Risk Factors - If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

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

Capital Constraints

Although we raised capital in the second quarter of 2010, there remains significant uncertainty as to the ultimate level and timing of PMI’s losses from its existing insurance portfolio. If PMI’s losses or timing exceed our current projections, we may require additional capital. The amount and timing of capital required, if any, is affected by a variety of factors, many of which are difficult to predict and may be outside of our control.

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

•	covenants and event of default triggers in our credit facility;

•

the performance of PMI Europe, which is affected by the U.S. and European mortgage markets and, among other things, changes in the fair value of CDS derivative contracts resulting from the widening of RMBS credit spreads; and

•	any requirements to provide capital under the PMI Europe or CMG MI capital support agreements (discussed under Capital Support Obligations below).

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $39.3 million as of June 30, 2010 (less than 1% of the total original risk-in-force).

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, credit default swap obligations, operating lease obligations, and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$20,068	$24,987	$43,687	$49,219
Equity securities	2,768	4,302	5,869	8,796
Short-term investments, cash and cash equivalents and other	1,766	157	2,583	6,616

Investment income before expenses	24,602	29,446	52,139	64,631
Investment expenses	(741)	(330)	(1,590)	(910)

Net investment income	$23,861	$29,116	$50,549	$63,721

The decrease in net investment income in the second quarter and first half of 2010 compared to the corresponding periods in 2009 were primarily due to a decrease in our pre-tax book yield. Our consolidated pre-tax book yield was 2.8% and 3.2% as of June 30, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to a lower pre-tax yield on cash and cash equivalent investments and a lower balance of preferred stock investments, which have higher pre-tax yields than other types of fixed income investments, and the purchase of lower yield government, corporate, and foreign agency bonds for the short term portfolio which replaced the lower maturity, higher yield municipal bonds sold in the second quarter of 2010.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our financial condition and operating requirements, including our tax position. In response to recent operating losses, investments in tax-advantaged securities have been reduced and proceeds redeployed into higher yielding taxable securities which should continue in the second half of 2010.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$3,146	$20,990	$9,041	$21,818
Gross losses	(3,706)	(758)	(5,188)	(3,165)

Net (losses) gains	(560)	20,232	3,853	18,653
Equity securities:
Gross gains	281	4,034	3,773	4,034
Gross losses	—	(769)	(148)	(5,067)

Net gains (losses)	281	3,265	3,625	(1,033)
Short-term investments:
Net gains (losses)	676	(105)	352	(279)

Net realized investment gains before income taxes	397	23,392	7,830	17,341
Income tax expense	139	8,187	2,740	6,069

Total net realized investment gains after income taxes	$258	$15,205	$5,090	$11,272

Net realized investment gains for the first half of 2010 resulted primarily from sales of municipal bonds and equity securities. Net realized investment gains for the first half of 2009 includes a $0.5 million loss related to our other-than-temporary impairment of certain preferred securities in our U.S. investment portfolio and a $0.3 million loss related to fixed income securities in our International investment portfolio. Upon adoption of Topic 320 on April 1, 2009, we recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. We did not record impairments in the second quarter and first half of 2010.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2010 and December 31, 2009. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
June 30, 2010
U.S. Municipal bonds	$1,591,863	$—	$—	$1,591,863
Foreign governments	—	35,341	—	35,341
Corporate bonds	208,633	66,344	—	274,977
FDIC corporate bonds	133,571	11,622	—	145,193
U.S. government and agencies	65,027	13,932	—	78,959
Asset-backed securities	54,342	—	—	54,342
Mortgage-backed securities	2,538	—	1,906	4,444

Total fixed income securities	2,055,974	127,239	1,906	2,185,119
Equity securities:
Common stocks	28,877	—	—	28,877
Preferred stocks	163,823	—	—	163,823

Total equity securities	192,700	—	—	192,700
Short-term investments	1,117	23	—	1,140

Total investments	$2,249,791	$127,262	$1,906	$2,378,959

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
U.S. Municipal bonds	$2,052,174	$—	$13,221	$2,065,395
Foreign governments	—	46,033	—	46,033
Corporate bonds	4,649	82,811	—	87,460
FDIC corporate bonds	131,666	7,742	—	139,408
U.S. government and agencies	3,981	7,013	146	11,140
Mortgage-backed securities	3,280	—	2,472	5,752

Total fixed income securities	2,195,750	143,599	15,839	2,355,188
Equity securities:
Common stocks	29,090	—	—	29,090
Preferred stocks	186,023	—	—	186,023

Total equity securities	215,113	—	—	215,113
Short-term investments	999	23	1,210	2,232

Total investments	$2,411,862	$143,622	$17,049	$2,572,533

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio decreased to $2.4 billion as of June 30, 2010 from $2.6 billion as of December 31, 2009.

Our consolidated investment portfolio consists primarily of publicly traded municipal bonds, preferred stocks, corporate bonds, U.S. and foreign government bonds and asset-backed securities. In accordance with Topic 320, our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income (loss). Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our financial condition and operating requirements, including our tax position.

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2010:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	52%	67%	100%	54%
AA	25%	6%	—	23%
A	20%	22%	—	20%
BBB	3%	3%	—	3%
Below investment grade	—	2%	—	—

Total	100%	100%	100%	100%

As of June 30, 2010, approximately $824.6 million, or 24.5% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include AMBAC, NPFG, FGIC, AGC, AGMC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of June 30, 2010.

	Fair Value (in thousands)	% of Consolidated Investments
NPFG	$302,279	9.0%
AMBAC	258,169	7.7%
AGC	106,585	3.2%
AGMC	105,016	3.1%
Other	34,583	1.0%
FGIC	18,015	0.5%

Total	$824,647	24.5%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2010, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	43%	67%	100%	46%
AA	31%	6%	—	29%
A	23%	22%	—	22%
BBB	3%	3%	—	3%
Below investment grade	—	2%	—	—

Total	100%	100%	100%	100%

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 19.0 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of June 30, 2010, CMG MI’s risk-to-capital ratio was 17.7 to 1. MIC has a capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under such agreement, as we have ceased writing new business through our Canadian operations.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our insurance subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) through 2011. The PMI Group currently has sufficient funds or other sources of liquidity to enable it to repay our credit facility if the obligation is required to be repaid prior to maturity.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $517.9 million in the first half of 2010 compared to consolidated cash flows used in operating activities of $55.7 million in the first half of 2009. Cash flows used in operations increased in the first half of 2010 compared to the first half of 2009 primarily due to increases in claim payments from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2010 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums written due to continued decline of insurance in force and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows provided by investing activities in the first half of 2010, including purchases and sales of investments and capital expenditures, were $205.3 million compared to consolidated cash flows used in investing activities of $88.1 million in the first half of 2009. The change in cash flows provided by investing activities in the first half of 2010 compared to cash flows used in investing activities in the first half of 2009 was due primarily to proceeds from sales and maturities of fixed income and equity securities. We believe we continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $654.5 million in the first half of 2010 compared to consolidated cash flows used in financing activities of $74.9 million in the first half of 2009. The change in cash flows provided by financing activities was due primarily to the sale of additional common stock and the Convertible Notes in the second quarter of 2010.

Ratings

The rating agencies have assigned the following ratings to certain of The PMI Group’s subsidiaries and equity investee subsidiaries:

	Standard & Poor’s	Moody’s	Fitch
Financial Strength Ratings
PMI Mortgage Insurance Co.	B+	B2	NR
CMG MI	BBB	NR	BBB

Recent Developments Relating to Mortgage Insurance Companies Ratings

On April 27, 2010, Moody’s affirmed the ‘B2’ insurance financial strength rating of PMI Mortgage Insurance Co. Moody’s also changed the rating outlook to positive from negative. This rating action was prompted by our public offerings. Moody’s noted that the positive rating outlook on the insurance company reflected MIC’s improved business prospects as a result of the recapitalization.

On April 28, 2010, Standard and Poor’s noted that, notwithstanding the increase in capital, the ‘B+’ rating on MIC was unchanged considering the continuing uncertainty regarding macroeconomic conditions and the ultimate losses that MIC could realize.

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

The following table shows the reasonable range of losses and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of June 30, 2010 and December 31, 2009 by segment and on a consolidated basis:

	As of June 30, 2010			As of December 31, 2009
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,750.0	$3,750.0	$3,079.8	$2,650.0	$3,850.0	$3,213.7
International Operations	24.6	40.4	33.2	26.3	46.1	40.1

Consolidated loss and LAE reserves*	$2,774.6	$3,790.4	$3,112.9	$2,676.3	$3,896.1	$3,253.8

*	May not total due to rounding.

U.S. Mortgage Insurance Operations — We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default, and (ii) estimated defaults incurred but not reported to PMI by its customers. We believe the amounts recorded represent the most likely outcome within the actuarial ranges. The recorded reserves for U.S. Mortgage Insurance Operations as of June 30, 2010 are below the midpoint of the actuarially-determined reserve range. Management’s best estimate was below the actuarial midpoint primarily due to our views with respect to loan modifications and workouts. In management’s view, although yet to be fully reflected in available data, loan workouts and modifications have been significantly delayed with respect to PMI’s delinquency inventory and are increasing in number and effect. As a result, management believes that the likely ultimate benefit of these activities in the form of cures is not fully reflected in available data and, accordingly, was not able to be fully considered in the development of the actuarial range. To the extent the benefit of loan modifications and workouts fails to meet management’s current expectations, we would expect future reserves would need to increase from current levels.

Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. As discussed above, our loss reserve estimation process also takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of loan modification programs. Loan modification programs may not provide material benefits. We also consider the effect of projected future rescission activity with respect to the current inventory of delinquent loans, and such consideration has materially reduced our loss reserve estimates. As a result of the decline in rescission activity beyond our expectations in the first half of 2010, we reduced our estimate of future rescissions, which negatively impacted PMI’s loss reserves. To the extent we must reverse our rescissions beyond expected levels or future rescission activity is lower than expected, we may need to significantly increase our loss reserve estimates in future periods. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices, unemployment and interest rates. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions.

The decrease in our U.S. Mortgage Insurance Operations’ loss reserve at June 30, 2010 compared to June 30, 2009 was primarily due to the payment of claims on our primary and pool insurance portfolios. The payment of claims on our modified pool portfolio reflects the acceleration of claim payments related to the restructuring of certain modified pool policies in the first half of 2010. The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the three months ended June 30, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1	$3,213.7	$2,624.5
Reinsurance recoverables	(703.6)	(482.7)

Net balance at January 1	2,510.1	2,141.8
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	506.5	744.8
Prior years	164.7	111.9

Total incurred	671.2	856.7
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(2.2)	(7.0)
Prior years	(712.9)	(408.3)

Total payments	(715.1)	(415.3)

Net balance at June 30	2,466.2	2,583.2
Reinsurance recoverables	613.6	602.3

Balance at June 30	$3,079.8	$3,185.5

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $715.1 million and $415.3 million for the periods ended June 30, 2010 and 2009, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $671.2 million and $856.7 million for the periods ended June 30, 2010 and 2009, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $164.7 million and $111.9 million for the periods ended June 30, 2010 and 2009, respectively.

The table below breaks down the changes in reserves related to prior years by particular accident years for the three months ended June 30, 2010 and 2009, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008	June 30, 2010 vs. December 31, 2009	June 30, 2009 vs. December 31, 2008
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$0.2	$(0.3)
2003	227.0	226.5	225.4	225.9	0.5	(0.5)
2004	240.9	241.1	240.4	241.2	(0.2)	(0.8)
2005	273.1	271.9	270.8	272.0	1.2	(1.2)
2006	419.8	414.3	407.8	409.9	5.5	(2.1)
2007	1,185.1	1,114.7	1,043.4	1,042.3	70.4	1.1
2008	1,916.6	1,829.5	1,835.5	1,719.8	87.1	115.7
2009	1,552.8	1,552.8	744.7	—	—	—
2010	506.5	—	—	—	—	—

Total					$164.7	$111.9

The $164.7 million and $111.9 million increases related to prior years’ reserves in the first half of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $164.7 million increase in prior years’ reserves during the first half of 2010 reflected a decline in rescission activity beyond our expectations which caused us to reduce our estimate of future rescissions, thereby increasing loss reserves. To a lesser extent, the increase in prior years’ reserves was due to adverse claim rate development in the modified pool and primary insurance portfolios. During the first six months of 2010, we restructured certain modified pool policies resulting in acceleration of $220.5 million in claim payments. As part of the restructuring, we retained a contractual right to a future cash flow stream, with an estimated fair value of $82.3 million. The recognition of this asset decreased the losses and LAE incurred related to prior years. The $111.9 million increase in prior years’ reserves during the first half of 2009 reflected significant weakening of the housing and mortgage markets and was driven by lower cure rates, higher claim rates and higher claim sizes in our primary and modified pool insurance portfolios. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in expected rescissions, PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Primary insurance	$2,896.3	$2,931.1
Pool insurance	162.7	261.8
Other*	20.8	20.8

Total reserves for losses and LAE	$3,079.8	$3,213.7

The decrease in primary insurance reserves is driven primarily by the decrease in the notices of default inventory and payment of claims. The decrease in the pool insurance reserves is driven claims paid in conjunction with restructuring of modified pool contracts.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$2,885.0	$3,017.1
IBNR	107.8	109.5
Cost to settle claims (LAE)	66.2	66.3
Other *	20.8	20.8

Total reserves for losses and LAE	$3,079.8	$3,213.7

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the June 30, 2010 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $144.3 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2010, the effect on pre-tax income would be approximately $5.4 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of June 30, 2010, the effect on pre-tax income would be approximately $3.3 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 21.8% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 10.7% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2010 of $23.0 million to $38.5 million. PMI Europe’s recorded loss reserves at June 30, 2010 were $31.3 million, which represented our best estimate and a decrease of $7.0 million from PMI Europe’s loss reserve balance of $38.3 million at December 31, 2009. The decrease to PMI Europe’s loss reserves in the first half of 2010 was primarily due to claim payments of $1.4 million combined with foreign currency translation arising from the strengthening of the U.S. dollar against the Euro. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$30.7	$36.8
IBNR	1.6	2.2
Cost to settle claims (LAE)	0.9	1.1

Total loss and LAE reserves	$33.2	$40.1

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the three months ended June 30, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1,	$40.1	$84.8
Reinsurance recoverables	—	—

Net balance at January 1	40.1	84.8
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	(2.0)	3.9
Prior years	2.1	3.2

Total incurred	0.1	7.1
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(1.6)	(39.9)

Total payments	(1.6)	(39.9)
Foreign currency translation	(5.4)	(2.1)

Net balance at June 30	33.2	49.9
Reinsurance recoverables	—	—

Balance at June 30,	$33.2	$49.9

The increase in losses and LAE incurred relating to prior years of $2.1 million in the first half of 2010 was primarily due to foreign currency remeasurement related to U.S. reinsurance loss reserves which were established in the prior years. The increase in losses and LAE incurred relating to prior year of $3.2 million in the first quarter of 2009 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $13.1 million and $17.3 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $13.7 million as of June 30, 2010.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As of June 30, 2010, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral, was a net liability of $10.9 million. PMI Europe has posted collateral, consisting of corporate securities and cash, of $10.9 million as of June 30, 2010 on these CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. We estimate that the current collateral requirement of $10.9 million as of June 30, 2010 will decline in the remaining half of 2010. The actual collateral posted at the end of 2010 will be dependent upon deal performance, claim payments and the extent to which PMI Europe is successful in commuting certain contracts. As of June 30, 2010, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $26.6 million, including the $10.9 million already posted.

On average, the loan portfolios underlying our CDS exposures were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk in force. Risk in force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk in force related to its CDS contracts was $1.1 billion as of June 30, 2010. Provided below are tables showing the risk in force or notional amounts by issue year, original and current credit rating, posted collateral and country for all CDS contracts as of June 30, 2010. As of June 30, 2010, the original credit ratings of our investment grade transactions were unchanged:

Issue Year	Original and Current Credit Rating						Total
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade
	( Dollars in millions)
2000	$—	$—	$—	$—	$—	$14	$14
2003	—	—	—	—	—	5	5
2004	—	—	—	—	—	8	8
2006	1,037	72	—	—	—	—	1,109

Total Notional	$1,037	$72	$—	$—	$—	$27	$1,136

Posted collateral	$—	$—	$—	$—	$—	$11	$11

Maximum collateral	$—	$—	$—	$—	$—	$27	$27

Note: Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

Country	Original and Current Credit Rating						Total
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade
	( Dollars in millions)
Germany	1,037	72	—	—	—	27	1,136

Total Notional	$1,037	$72	$—	$—	$—	$27	$1,136

Note: Notional amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of June 30, 2010.

	Original and Current Credit Rating						Total
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade
	(Dollars in millions)
Weighted average expected life in years	0.73	0.75	0.00	0.00	0.00	2.01	0.77

Components of fair value
Expected discounted future net cash inflows (outflows)	$0.4	$0.2	$—	$—	$—	$(8.1)	$(7.5)
Market spread/cost of capital adjustment	(2.0)	(0.8)	—	—	—	(2.8)	(5.6)

Fair value	$(1.6)	$(0.6)	$—	$—	$—	$(10.9)	$(13.1)

Note: Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its non-investment grade CDS contracts. PMI expects to pay net cash outflows of approximately $8.1 million related to its non-investment grade CDS agreements over the next 6 years. PMI has a fair value liability of $10.9 million, which includes all expected lifetime future cash flows, against total notional exposure of $26.6 million on all non-investment grade contracts as of June 30, 2010.

Based on our expectations for default timing, loss severity and timing of exercise of call options, we do not anticipate paying losses on contracts rated ‘BBB’ or higher. When the borrowers on underlying loans are in arrears by at least 90 days, PMI Europe regards such arrears as indicative of potential future losses. As of June 30, 2010, loans that were at least 90 days in arrears represented less than 19% of remaining subordination to PMI’s layer on each investment grade transaction. To date, losses on loans underlying our investment grade transactions have not exceeded current subordination levels. To the extent expected cash losses were to exceed subordination levels, the fair values of the investment grade CDS contracts would further decline, resulting in an increase in CDS liability, which could become realized in the form of claims paid over time.

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

Once a security is determined to have met certain of the criteria for consideration as being other-than-temporarily impaired, further information is gathered and evaluated pertaining to the particular security. If the security is an unsecured obligation, the additional evaluation is a security specific approach with particular emphasis on the likelihood of the issuer to meet the contractual terms of the obligation.

We assess equity securities using the criteria outlined above and also consider whether in addition to these factors we have the ability and intent to hold the equity securities for a period of time sufficient for recovery to cost or amortized cost. If we lack the intent or if it is not more likely than not that we can hold the security for a sufficient time to allow for anticipated recoveries in value, the equity security’s decline in fair value is deemed to be other than temporary, and we record the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time we have owned the security, as well as the outlook through the expected maturity horizon for the security. We obtain ratings from two nationally recognized rating agencies for each security being assessed. We also incorporate information on the specific securities internally and, as appropriate, from external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

This information is used to determine our best estimate of what the credit related portion of the impairment is, based on a probability-weighted estimate of future cash flows. The probability weighted cash flows for the individual securities are modeled using internal models, which calculate the discounted cash flows at the implicit rate at purchase through maturity. If the cash flow projections indicate that we do not expect to recover its amortized cost basis, we recognize the estimated credit loss in earnings. For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings. For debt securities that management has no intention to sell and believes it is more likely than not that they will not be required to be sold prior to recovery, only the credit component of the impairment is recognized in earnings, with the remaining impairment loss recognized in AOCI.

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit related is deducted from net realized losses in the statement of operations and reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss), the latter of which is a component of stockholders’ equity in the balance sheets.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2010
Fixed income securities:
U.S. municipal bonds	$187,964	$(3,584)	$53,272	$(3,769)	$241,236	$(7,353)
Corporate bonds	73,594	(477)	2,205	(69)	75,799	(546)
Asset-backed securities	12,214	(29)	—	—	12,214	(29)
Mortgage-backed securities	283	(901)	—	—	283	(901)

Total fixed income securities	274,055	(4,991)	55,477	(3,838)	329,532	(8,829)
Equity securities:
Common stocks	27,317	(2,445)	—	—	27,317	(2,445)
Preferred stocks	14,150	(468)	47,340	(2,869)	61,490	(3,337)

Total equity securities	41,467	(2,913)	47,340	(2,869)	88,807	(5,782)

Total	$315,522	$(7,904)	$102,817	$(6,707)	$418,339	$(14,611)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
U.S. municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	41,041	(1,709)	7,031	(924)	48,072	(2,633)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

At June 30, 2010, we had gross unrealized losses of $14.6 million on investment securities, including fixed maturity and equity securities that had a fair value of $418.3 million. In addition, included in the gross unrealized losses are securities that we determined had other-than-temporary impairments in accordance with Topic 320. Accordingly, we bifurcated these impairments between credit and non-credit impairments. Included in gross unrealized losses are non-credit impairments of $0.4 million on securities considered to be impaired in previous years. There were no impairments of securities in the second quarter of 2010.

The gross unrealized losses in the preferred stock portfolio as of June 30, 2010 did not materially change from December 31, 2009. The improvement in gross unrealized losses on the U.S. fixed income portfolio from December 31, 2009 to June 30, 2010 was partially due to the disposition of certain municipal bonds and partially due to the overall improvement in the valuation of the municipal market during the first half of 2010.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of June 30, 2010, our investment portfolio included 67 securities in an unrealized loss position compared to 129 securities as of December 31, 2009.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $44.5 million at June 30, 2010 from $41.3 million at December 31, 2009 and $40.7 million at June 30, 2009.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of June 30, 2010, the premium deficiency reserves were $0.8 million and $1.5 million for PMI Europe and PMI Canada, respectively. The premium deficiency reserves are recorded as Losses and LAE on the Consolidated Statement of Operations and as Reserve for Losses and Loss Adjustment Expenses on the Consolidated Balance Sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first half of 2010. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, and available tax planning alternatives. As discussed below, PMI’s valuation allowance as of June 30, 2010 was approximately $253.0 million.

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

Because of the limited ability to generate capital gains or other strategies to utilize unrealized capital losses during the carryback and carryover periods. We separately evaluated deferred tax assets of a capital nature totaling approximately $244.2 million that could expire before being utilized. As a result of this analysis, it was estimated that approximately $167.3 million of capital losses would “more-likely-than-not” expire before sufficient capital gains could be generated and the valuation allowance was adjusted, accordingly. Additional adjustments could be recognized in the future due to changes in management’s expectations regarding realization of tax benefits.

In addition to the capital losses, deferred tax assets related to foreign and California net operating losses and certain foreign tax credits were analyzed during the year related to deferred tax assets of $12.5 million, $78.9 million and $8.4 million, respectively. As a result of this analysis, it was determined that approximately $10.0 million, $67.3 million and $8.4 million of these respective deferred tax assets would “more-likely than not” expire before being utilized, resulting in a total valuation allowance of approximately $253.0 million as of June 30, 2010.

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

Interest rate risk

As of June 30, 2010, our consolidated investment portfolio excluding cash and cash equivalents was $2.4 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2010, 91.9% of our investments were fixed income securities, primarily U.S. municipal bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of June 30, 2010:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$335,766
200 basis point decline	$255,001
100 basis point decline	$133,290
100 basis point rise	$(138,760)
200 basis point rise	$(270,156)
300 basis point rise	$(392,699)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 4.5 as of June 30, 2010.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of June 30, 2010 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of June 30, 2010, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
	Europe	Canada	Consolidated
	(USD in thousands)
Change in foreign currency exchange rates
15% decline	$(17,599)	$(2,307)	$(19,906)
10% decline	$(11,732)	$(1,538)	$(13,270)
5% decline	$(5,866)	$(769)	$(6,635)
5% rise	$5,866	$769	$6,635
10% rise	$11,732	$1,538	$13,270
15% rise	$17,599	$2,307	$19,906

Foreign currency translation rates as of June 30,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2010	1.2237	0.9399
2009	1.4033	0.8604

The changes in the foreign currency exchange rates from the second quarter of 2009 to the second quarter of 2010 negatively affected our investments in our foreign subsidiaries by $15.9 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of June 30, 2010, $155.6 million, including cash and cash equivalents of our invested assets, was held by PMI Europe and were primarily denominated in Euros and U.S. dollars. As of June 30, 2010, $18.3 million, including cash and cash equivalents of our invested assets, was held by PMI Canada and was denominated in Canadian dollars and U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of June 30, 2010 and 2009. The value of the Euro weakened relative to the U.S. dollar as of June 30, 2010 compared to June 30, 2009. The value of the Canadian dollar strengthened relative to the U.S. dollar as of June 30, 2010 compared to June 30, 2009.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $13.1 million and $17.3 million as of June 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $13.7 million as of June 30, 2010.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following two tables summarize the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread and cost of capital as of June 30, 2010, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors. We have selected smaller hypothetical percentage changes with respect to cost of capital, which are incorporated in our non-investment grade modeling, as our recent historical experience with this factor would suggest much less volatility than changes in market spreads.

Estimated (Decrease)/Increase in Liability
(USD in thousands)
Change in cost of capital
35% decline	$(938)
25% decline	$(666)
10% decline	$(264)
10% rise	$261
25% rise	$648
35% rise	$903

Estimated (Decrease)/Increase in Liability
(USD in thousands)
Change in market spread
95% decline	$(1,931)
75% decline	$(1,524)
50% decline	$(1,016)
50% rise	$1,016
75% rise	$1,524
95% rise	$1,931

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

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of June 30, 2010, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability
(USD in thousands)
300 basis point decline	$67,440
200 basis point decline	$42,130
100 basis point decline	$19,825
100 basis point increase	$(17,705)
200 basis point increase	$(33,665)
300 basis point increase	$(48,075)

Equity market price risk

At June 30, 2010, the market value and book value of equity securities in our investment portfolio were $192.7 million and $175.8 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $38.5 million as of June 30, 2010. Preferred securities make up approximately 85.0% of our equity security portfolio with a market value of $163.8 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We estimate that the fair value of our preferred securities would decrease if the dividends were deferred.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of June 30, 2010, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 13, 2010, lead plaintiff and defendants in the previously disclosed consolidated securities class action captioned, In re The PMI Group, Inc. Securities Litigation, agreed to a proposed settlement of the class action on behalf of all persons who purchased PMI Group stock between November 2, 2006 through March 3, 2008. Under the terms of the proposed settlement, defendant PMI Group, through its insurers, will pay $31,250,000 (inclusive of attorneys’ fees, administration costs, and costs of any kind associated with the resolution of the action), and all claims asserted in the lawsuit will be dismissed with prejudice. There will be no contribution from any individual defendant. The proposed settlement does not involve any admission of wrongdoing or liability and PMI Group and the individual defendants will receive a full and complete release of all claims asserted against them in the litigation. Defendants will have the option to terminate the settlement if 4% or more of the class members or shares opt out of the settlement class. The settlement of the action is contingent upon Court approval.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

There can be no assurance that higher than expected losses, or earlier than expected development of such losses, will not cause MIC to be out of compliance with applicable regulatory capital adequacy requirements in the future.

In the second quarter of 2010, we completed the sale of additional common stock and convertible notes and received aggregate net proceeds of approximately $732 million. Of these proceeds, we contributed approximately $610 million to MIC in the form of capital and two surplus notes. These capital contributions to MIC caused MIC’s policyholders’ position and risk to capital ratio to comply with regulatory capital adequacy requirements. There can be no assurance, however, that the capital contributed to MIC will be sufficient to address the future capital requirements of MIC.

We expect that continued losses, earlier than expected development of losses, or the lack of material income will negatively impact MIC’s policyholders’ position and risk-to-capital ratio through 2010 and in 2011. Projecting future losses is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time. Our losses have exceeded expectations in past periods, and our future losses could materially exceed expectations. There can be no assurance that MIC’s minimum policyholders’ position will not decline below, and risk-to-capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements.

Each of our expectations regarding future losses, MIC’s ability to meet regulatory capital adequacy requirements and our potential need for additional capital in the future could be affected by a variety of factors. Such factors include, among others:

•

Current and future economic conditions, including levels of unemployment, interest rates and home prices. If unemployment rates and/or interest rates are higher in the future than expected, or the level of home price appreciation is below expectations, our losses may materially exceed expectations.

•

The level of new delinquencies, the cure and claim rates of delinquencies (including the level of future modifications of delinquent loans) and the claim severity within MIC’s mortgage insurance portfolio. If the level of new delinquencies is higher than expected, the level of future modifications is lower than expected, the re-default rate of such modifications is higher than expected, or the level of cures is lower than expected, then our ultimate claim rate will be higher than expected, and our losses may be materially higher than expected.

•

The level of future rescissions and claim denials and future reversals of rescissions and claim denials. If rescissions and claim denials are below expectations, our losses may be materially higher than anticipated.

•	The rate at which our U.S. mortgage insurance portfolio remains in force (persistency rate).

•	The timing of future claims paid. If we pay claims at a rate faster than expected, our financial condition could be materially negatively impacted.

•	Future levels of new insurance written (and the profitability of such business), which will impact future premiums written and earned and future losses.

•	GSE and rating agency requirements and determinations.

•

The performance of our investment portfolio and the extent to which issuers of the fixed-income securities that we own default on principal and interest payments or the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets.

•	The statutory credit MIC can continue to receive with respect to its subsidiary investments.

•

The performance of PMI Europe, which is affected by the U.S. and European mortgage markets and, among other things, changes in the fair value of credit default swap (“CDS”) derivative contracts resulting from the widening of residential mortgage-backed securities credit spreads.

•	Any requirements to provide capital under the PMI Europe or CMG Mortgage Insurance Company (“CMG MI”) capital support agreements.

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the GSEs and rating agencies, are subjective and not subject to specific quantitative standards. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, loss estimates have varied widely. Various third parties, including research analysts and rating agencies, have independently estimated our losses based on their own perspectives on such assumptions. Some of these parties have projected such losses to be materially higher than our expectations and/or that the time frame in which we would have to make payments with respect to such losses will occur sooner than we anticipate. If the amount and/or timing of MIC’s mortgage insurance losses were to emerge in a manner that is consistent with certain of those third party estimates, MIC could exhaust its available claims-paying resources and capital and surplus, the GSEs could withdraw their approval of MIC as an eligible mortgage insurer and MIC could be required to cease writing new business, as discussed further below, unless we raise additional capital or are able to take other steps to enhance our capital. There is no assurance that any required capital would be available at satisfactory terms or at all, and any such additional capital could be significantly dilutive to existing shareholders or result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock, or both.

MIC is subject to various capital adequacy requirements and could be required to cease writing new business if it fails to comply with those requirements.

If MIC’s minimum policyholders’ position were to fall below, or risk-to-capital ratio rise above, levels necessary to meet regulatory capital adequacy requirements MIC could be required to immediately suspend writing new business in some states. Any such failure to meet the capital adequacy requirements of one or more states could have a material adverse impact on our financial condition, results of operations and business. In seventeen states, if a mortgage insurer does not meet a required minimum policyholders’ position (which amount fluctuates and is calculated in accordance with applicable state statutory formulae) or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its policyholders’ position meets the minimum or its risk-to-capital ratio falls below the limit, as applicable. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

In the event that MIC is unable to continue to write new mortgage insurance in one or more states, we have a plan to enable us to write new mortgage insurance in those states by PMAC, a subsidiary of MIC. PMAC is licensed to write residential mortgage guaranty insurance in 48 states. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were required to cease writing business in one or more states. Subject to certain conditions and restrictions, the GSEs approved PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals expire on December 31, 2011, and are subject to earlier termination in certain instances. In the event MIC becomes out of compliance with applicable regulatory capital adequacy requirements in the future and is unable to continue to write mortgage insurance in certain states, our inability to successfully and timely implement our PMAC plan could have a material adverse impact on our financial condition, results of operation and business.

Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced, and our loss reserves will increase if we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected.

Based on PMI’s recent investigations and industry and other data, we believe that there were unexpectedly and significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. As a result, over the past couple of years PMI has reviewed and investigated a larger volume of insured loans and PMI has rescinded coverage of a material number of loans. Between December 31, 2008 and June 30, 2010, we have rescinded delinquent loans (including primary and pool) with an aggregate risk in force of approximately $830.8 million.

As a result of these rescissions, we have reduced our loss reserves and/or risk in force for the corresponding policies. When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk in force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. We expect to continue our current loan review and investigative practices on a substantial number of loans in our portfolio and expect to rescind coverage on a portion of such loans; however, we do not expect that future rescissions will continue to reduce our loss reserves and/or risk in force at the same levels as we have recently experienced.

Past rescission activity has also materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we consider, among other factors, the effect of projected future rescission activity with respect to the current inventory of delinquent insured loans. Projected future rescission activity is not expected to reduce our current loss reserve estimates in the same magnitude as in recent periods. To the extent that we are required to reverse rescissions beyond expected levels or actual future rescission activity is lower than projected (as was the case in the first half of 2010), we would be required to increase our loss reserves in future periods. If we are unsuccessful in defending these rescissions, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which could materially harm our results of operations.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. Most often, this is the result of the servicer’s inability to provide the loan origination file for our review. If, after repeated requests by PMI, the loan file is not produced, the claim will be denied. In our loss reserve estimation process, we do not include claim denials in our delinquent inventory and, therefore, do not incorporate them into our loss reserve estimates. Levels of claim denials have been elevated in 2008, 2009 and the first half of 2010. Between December 31, 2008 and June 30, 2010, we had claim denials (including primary and pool) with an aggregate risk in force of approximately $642.4 million. If our servicing customers ultimately produce a loan origination file on such loans, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that the frequency will not exceed our expectation or that our loss reserve estimates adequately provide for such occurrences.

Loan modification and other similar programs may not materially mitigate our losses, and because the benefits to PMI’s cure rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

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

Under the Treasury’s Home Affordable Modification Program (“HAMP”), certain borrowers whose loans are delinquent may modify their loans if and so long as they strictly adhere to their trial modification plans and submit all required documentation during a 90 trial period, which, in many cases, can be considerably longer, in order to complete the modification process. As of June 30, 2010, 18,079 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. We do not remove from our default inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured. Levels of modifications under HAMP and other modification programs are expected to decline and may not materially mitigate our losses and loss reserve estimates.

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

Based on our experience with HARP, HAMP and other loan modification programs, we expect that a modest percentage of loans in our default inventory will be successfully modified, and our loss reserve estimation process takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of modification programs. Our estimates of the number of loans that may cure through modification programs are inherently uncertain and involve significant judgment by management. The ultimate effect of these programs on PMI depends, among other things, on the number of loans in PMI’s portfolio that will qualify for modification and officially cure and the re-default rate of the loans that are officially modified. There is a risk that significantly fewer loans than expected will officially cure as a result of loan modification programs or that the re-default rate will be higher than expected. Because re-default rates can be affected by a number of factors (including changes in home values and unemployment rates), we cannot predict what the ultimate re-default rate will be. Accordingly, we cannot be certain what the benefits of these programs will be for PMI or whether these programs will provide material benefits to PMI, and there is no assurance that our loss reserves will be sufficient to cover future losses.

We may not be able to realize all of our deferred tax assets and may be required to record a full or partial valuation allowance against our net deferred tax assets.

As of June 30, 2010, we had $535.7 million of net deferred tax assets. Topic 740 requires deferred tax assets to be reduced by a valuation allowance, with a corresponding charge to net income, if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Our management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis, based on, among others, the severity and frequency of operating or capital losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives.

Due to our cumulative operating losses and the continuing economic downturn, we may not have sufficient taxable income to realize all of our deferred tax assets and have in the past recorded a valuation allowance against our deferred tax assets. As a result, we may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which could have a material adverse effect on our results of operations and financial condition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates—Valuation of Deferred Tax Assets above for more discussion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

August 3, 2010	/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

August 3, 2010	/s/ Thomas H. Jeter
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Common Stock Underwriting Agreement, dated April 26, 2010, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (collectively, the “Underwriters”) (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

1.2	Notes Underwriting Agreement, dated April 26, 2010, between the Company and the Underwriters (incorporated herein by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statements on Form S-1 filed on March 2, 1995 (No. 33-88542)).

3.2	Certificate of Amendment to Certificate of Incorporation effective May 24, 2010.

4.2	Form of Supplemental Indenture (including form of Note) entered into on April 30, 2010, between the Company and The Bank of New York Mellon Trust Company (as successor to the Original Trustee), as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

10.1*	Form of 2010 Stock Unit Agreement for the Chief Executive Officer.

10.2*	Amendment No. 1 dated May 21, 2010 to the PMI Amended and Restated Equity Incentive Plan dated May 21, 2009 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 25, 2010 (File No. 1-13664)).

10.3	April 30, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 5, 2010 (File No. 1-13664)).

10.4	May 5, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 5, 2010 (File No. 1-13664)).

10.5	Amendment Agreement No. 2 to Amended and Restated Revolving Credit Agreement, dated as of April 9, 2010, among the Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 26, 2010 (File No. 1-13664)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.