Form 10-Q
period 2010-09-30
PMI GROUP INC
filed 2010-11-02
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	October 29, 2010	161,167,542

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$139,831	$176,572	$451,047	$546,266
Net investment income	13,637	25,980	64,186	89,701
Equity in losses from unconsolidated subsidiaries	(3,059)	(4,377)	(11,386)	(8,215)
Net realized investment gains	83,151	11,921	90,981	29,262
Change in fair value of certain debt instruments	(5,125)	3,125	(93,625)	(17,478)
Other income	4,458	9,261	8,866	26,335

Total revenues	232,893	222,482	510,069	665,871

LOSSES AND EXPENSES
Losses and loss adjustment expenses	314,784	336,778	986,098	1,200,566
Amortization of deferred policy acquisition costs	4,637	4,151	12,676	11,249
Other underwriting and operating expenses	31,420	34,569	93,186	114,342
Interest expense	13,393	9,338	35,163	32,921

Total losses and expenses	364,234	384,836	1,127,123	1,359,078

Loss from continuing operations before income taxes	(131,341)	(162,354)	(617,054)	(693,207)
Income tax expense (benefit) from continuing operations	149,762	(74,434)	(28,404)	(267,399)

Loss from continuing operations	(281,103)	(87,920)	(588,650)	(425,808)

Loss from discontinued operations, net of taxes	—	(5,312)	—	(5,335)

NET LOSS	$(281,103)	$(93,232)	$(588,650)	$(431,143)

PER SHARE DATA
Basic loss from continuing operations	$(1.74)	$(1.06)	$(4.64)	$(5.18)
Basic loss from discontinued operations	—	(0.07)	—	(0.06)

Basic net loss	$(1.74)	$(1.13)	$(4.64)	$(5.24)

Diluted loss from continuing operations	$(1.74)	$(1.06)	$(4.64)	$(5.18)
Diluted loss from discontinued operations	—	(0.07)	—	(0.06)

Diluted net loss	$(1.74)	$(1.13)	$(4.64)	$(5.24)

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS	(Dollars in thousands, except per share data)
Investments - available-for-sale, at fair value:
Fixed income securities	$2,062,726	$2,355,188
Equity securities:
Common	26,562	29,090
Preferred	126,276	186,023
Short-term investments	462	2,232

Total investments	2,216,026	2,572,533
Cash and cash equivalents	1,098,940	686,891
Investments in unconsolidated subsidiaries	132,064	139,775
Related party receivables	6,324	1,254
Accrued investment income	18,435	35,028
Premiums receivable	50,479	56,426
Reinsurance receivables and prepaid premiums	113,476	52,444
Reinsurance recoverables	522,116	703,550
Deferred policy acquisition costs	46,115	41,289
Property, equipment and software, net of accumulated depreciation and amortization	89,176	101,893
Prepaid and recoverable income taxes	48,891	50,250
Deferred income tax assets	142,000	178,623
Other receivables	101,934	88
Other assets	27,144	21,473

Total assets	$4,613,120	$4,641,517

LIABILITIES
Reserve for losses and loss adjustment expenses	$3,015,166	$3,253,820
Unearned premiums	63,490	72,089
Debt (includes $301,039 and $213,648 measured at fair value at September 30, 2010 and December 31, 2009)	588,453	389,991
Reinsurance payables	28,418	36,349
Related party payables	714	1,865
Investment security trade payable	116,962	—
Other liabilities and accrued expenses	138,053	160,316

Total liabilities	3,951,256	3,914,430

Commitments and contingencies (Notes 7 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 350,000,000 shares authorized; 197,078,767 shares issued; 161,162,150 and 82,580,410 shares outstanding	1,971	1,193
Additional paid-in capital	1,370,208	873,010
Treasury stock, at cost (35,916,617 and 36,733,357 shares)	(1,295,784)	(1,317,252)
Retained earnings	516,079	1,104,728
Accumulated other comprehensive income, net of deferred taxes	69,390	65,408

Total shareholders’ equity	661,864	727,087

Total liabilities and shareholders’ equity	$4,613,120	$4,641,517

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(588,650)	$(431,143)
Less loss from discontinued operations, net of taxes	—	5,335
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses from unconsolidated subsidiaries	11,386	8,215
Net realized investment gains	(91,105)	(29,525)
Change in fair value of certain debt instruments	93,625	17,478
Depreciation and amortization	27,217	25,448
Deferred income taxes	4,725	41,160
Compensation expense related to share-based payments	2,497	2,875
Deferred policy acquisition costs incurred and deferred	(17,502)	(18,654)
Amortization of deferred policy acquisition costs	12,676	11,250
Amortization of debt discount and debt issuance cost	2,811	—
Changes in:
Accrued investment income	16,471	4,707
Premiums receivable	5,762	2,420
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(68,963)	(12,395)
Reinsurance recoverables	181,434	(176,678)
Prepaid and recoverable income taxes	1,360	(49,647)
Reserve for losses and loss adjustment expenses	(236,658)	465,092
Unearned premiums	(8,100)	(25,454)
Related party receivables, net of payables	8,006	(1,288)
Liability for pension benefit	12,376	(26,656)
Other receivables	(101,846)	(17,148)
Other	71,725	18,216

Net cash used in operating activities from continuing operations	(660,753)	(186,392)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales of fixed income securities	1,968,635	733,661
Proceeds from maturities of fixed income securities	925	21,088
Proceeds from sales of equity securities	73,241	49,130
Investment purchases: Fixed income securities	(1,619,407)	(1,167,167)
Equity securities	(4,317)	(10,396)
Net change in short-term investments	1,769	66
Distributions from unconsolidated subsidiaries, net of investments	101	(137)
Capital expenditures and capitalized software, net of dispositions	(2,207)	(2,644)

Net cash provided by (used in) investing activities from continuing operations	418,740	(376,399)

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of convertible notes, net of issuance costs of $5,506	279,494	—
Proceeds from issuance of common stock, net of issuance costs of $3,044	452,105	—
Payment of stock offering issuance costs	(1,965)	—
Payment of debt issuance costs	(553)	—
Payments on credit facility	(75,000)	(75,250)
Proceeds from issuance of treasury stock	924	722

Net cash provided by (used in) financing activities from continuing operations	655,005	(74,528)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities from discontinued operations	—	(5,335)

Net cash used in discontinued operations	—	(5,335)
Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	(943)	3,606

Net increase (decrease) in cash and cash equivalents	412,049	(639,048)
Cash and cash equivalents at the beginning of the period	686,891	1,483,313

Cash and cash equivalents of continuing operations at end of period	$1,098,940	$844,265

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$32,181	$37,948
Income taxes paid, net of refunds	$1	$5,800

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

The Company has equity ownership interests in CMG Mortgage Insurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. In the second quarter of 2009, MIC and CUNA Mutual Insurance Society contributed the stock of CMG Mortgage Reinsurance Company, which provides reinsurance to residential mortgage insurers, to CMG Mortgage Assurance Company. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997.

In the third quarter of 2010, the Company sold its equity ownership interest in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”), a New York-domiciled financial guaranty insurance company. The Company also has ownership interests in several limited partnerships. In the fourth quarter of 2009, the Company sold its equity ownership interest in RAM Holdings Ltd., the holding company of RAM Reinsurance Company, Ltd. (collectively “RAM Re”), a financial guaranty reinsurance company based in Bermuda.

Impact of Current Economic Environment

High unemployment rates and ongoing weakness in U.S. residential mortgage and housing markets continue to negatively affect the Company’s results of operations and overall financial condition. The Company’s consolidated net loss was $281.1 million and $588.7 million for the third quarter and first nine months of 2010, respectively.

The Company continues to focus on its core U.S mortgage insurance business under difficult market conditions and continues to experience elevated losses. These losses have reduced, and will continue to reduce, MIC’s net assets. There can be no assurance that MIC’s policyholders’ position will not decline below, and the risk-to-capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). If MIC’s policyholders’ position approaches Arizona’s required minimum threshold, it would seek to obtain a waiver from the Department. There is no assurance the Department will approve a waiver request from MIC. If MIC were to fail to maintain Arizona’s minimum policyholders’ position and is unable to obtain a waiver from the Department, MIC would be required to suspend writing new business in all states. If MIC’s capital position approaches regulatory thresholds, it would also seek to obtain waivers from insurance departments in those states to enable MIC to continue to write new business in those states.

In response to difficult economic and industry conditions and in order to preserve capital, the Company made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first nine months of 2010. Additionally, mortgage and private mortgage insurance market conditions, including a smaller mortgage origination market and significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”), have negatively impacted the private mortgage insurance industry as a whole. The Company believes there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value. The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments-Debt and Equity Securities (“Topic 320”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized as a realized investment loss in the consolidated statement of operations.

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

Prior to the adoption of Topic 320, which was effective April 1, 2009, the Company evaluated its portfolio of debt securities for other-than-temporary impairments in the same manner as its portfolio of equity securities. Upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years.

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

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. FASB ASC Topic 323 Investments-Equity Method and Joint Ventures (“Topic 323”) provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statement of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statement of operations.

The Company reports the equity in earnings (losses) from CMG MI on a current month basis and the Company’s interest in limited partnerships are reported on a one-quarter lag basis.

Related Party Receivables and Payables — As of September 30, 2010, related party receivables, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries, were $6.3 million and related party payables were $0.7 million compared to $1.3 million and $1.9 million as of December 31, 2009, respectively.

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

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization from continuing operations was $203.7 million and $189.0 million as of September 30, 2010 and December 31, 2009, respectively.

The Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other. Capitalized costs are amortized beginning at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years.

Convertible Notes — In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value.

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under FASB ASC Topic 815 Derivatives and Hedging (“Topic 815”). These credit default swap derivatives are recorded at their fair value on the consolidated balance sheet with subsequent changes in fair value recorded in consolidated net income or loss. The Company determines the fair values of its credit default swaps on a quarterly basis and uses internally developed models since observable market quotes are not regularly available. These models include future estimated claim payments and market input assumptions, including discount rates and market spreads, to calculate a fair value and reflect management’s best judgment about current market conditions. Due to the illiquid nature of the credit default swap market, the use of available market data and assumptions used by management to estimate fair value could differ materially from amounts that would be realized in the market if the derivatives were traded. Due to the volatile nature of the credit market as well as the imprecision inherent in the Company’s fair value estimate, future valuations could differ materially from those reflected in the current period.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities, principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Premium Deficiency Reserve — The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in 2009. As of September 30, 2010, the premium deficiency reserves were $0.7 million and $1.0 million for PMI Europe and PMI Canada, respectively. Premium deficiency reserves are included in reserves for losses and loss adjustment expenses on the consolidated balance sheets and losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, the results could be negatively affected in future periods.

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

PMI Europe currently reinsures six financial guaranty contracts. The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. Financial guaranty contracts are recorded in accordance with the accounting guidance provided in Topic 944. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of, any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

Changes in loss reserves can materially affect the Company’s consolidated net income or loss. The process of estimating loss reserves requires the Company to forecast, among other things, the interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimates. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in accounting estimates are reasonably likely to occur from period to period based on economic conditions. The Company reviews the judgments made in its prior period estimation process and adjusts the current assumptions as appropriate. While the assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from the Company’s estimates.

Reinsurance — The Company uses reinsurance to reduce net risk-in-force and optimize capital allocation. Under a captive reinsurance agreement, the Company reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. In return, a commensurate amount of the Company’s gross premiums received is ceded to the captive reinsurance company less, in some instances, a ceding commission paid to us for underwriting and administering the business. To the extent the reinsurance agreements meet risk transfer requirements, ceded premiums are recorded in premiums earned and ceded losses are included in losses and loss adjustment expenses in the consolidated statements of operations. Effective January 1, 2009, the Company ceased seeking reinsurance under excess of loss (“XOL”) captive reinsurance agreements.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 89.9% and 90.0% of gross premiums written from the Company’s mortgage insurance operations in the three and nine months ended September 30, 2010, respectively, compared to 88.8% and 87.5% in the corresponding periods of 2009. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans.

Income Taxes — The Company accounts for income taxes using the liability method in accordance with FASB ASC Topic 740 Income Taxes (“Topic 740”). The liability method measures the expected future tax effects of temporary differences at the enacted tax rates applicable for the period in which the deferred asset or liability is expected to be realized or settled. Temporary differences are differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in future increases or decreases in taxes owed on a cash basis compared to amounts already recognized as tax expense in the consolidated statement of operations.

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis. In the course of its review, the Company assesses all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. In 2010, and primarily in the third quarter, the Company has experienced loss development in excess of its expectations. Based, in part, on the higher than expected loss development, the Company does not currently expect its U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. Primarily as a result of these factors, under Topic 740, the Company is now unable to use forecasted taxable income from its mortgage insurance activities as positive evidence in determining whether or not the deferred tax assets will be utilized. As of September 30, 2010, the Company evaluated its deferred tax assets in light of these issues and determined that it was necessary to increase its valuation allowance by $200.2 million to $453.1 million with respect to its deferred tax assets of $595.1 million. The Company expects that the remaining net deferred tax assets of $142.0 million will be utilized based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from the Company's mortgage insurance activities. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

On August 12, 2010, the board of directors of the Company adopted a Tax Benefits Preservation Plan (the “Plan”). The purpose of the Plan is to help protect the Company’s ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). The Company’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Plan is designed to reduce the likelihood that the Company will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of the Company stock. There can be no assurance, however, that the Plan will prevent the Company from experiencing an ownership change. In connection with the adoption of the Plan, on August 12, 2010, the Company’s board of directors declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock payable to holders of record of the Company’s common stock on August 23, 2010.

Benefit Plans — The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies FASB ASC Topic 715 Compensation-Retirement Benefits (“Topic 715”) for its treatment of U.S. employees’ pension benefits. This topic requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss.

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating financial results with a functional currency other than the reporting currency are reported as a component of accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income net of taxes were $52.8 million as of September 30, 2010 compared with $50.1 million as of December 31, 2009. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies in the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of MIC., PMI Mortgage Assurance Co. (“PMAC”), formerly Commercial Loan Insurance Co., PMI Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results from continuing operations of PMI Europe and PMI Canada, and the results from discontinued operations of PMI Australia and PMI Asia. Effective December 31, 2009 the Company combined its former “Corporate and Other” and “Financial Guaranty” segments into a “Corporate and Other” segment for all periods presented. The Corporate and Other segment includes other income and related operating expenses of PMI Mortgage Services Co., change in fair value of certain debt instruments, interest expense, intercompany eliminations and corporate expenses of the Company; equity in earnings (losses) from certain limited partnerships and its former investments in FGIC and RAM Re.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net loss for the three and nine months ended September 30, 2010 and 2009, 8.5 million and 8.4 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, additional shares are considered for dilutive EPS purposes related to the Convertible Notes. The method of determining which method to use for calculating dilutive EPS for the Convertible Notes depends on the facts and circumstances of the Company’s liquidity position. No share equivalents were excluded from the calculation of diluted earnings per share under the Treasury Stock method and 36.3 million shares were excluded under the If Converted method for the three and nine months ended September 30, 2010 as their inclusion would have been anti-dilutive.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss :	(Dollars and shares in thousands)

Loss from continuing operations as reported	$(281,103)	$(87,920)	$(588,650)	$(425,808)

Loss from discontinued operations	—	(5,312)	—	(5,335)

Net loss adjusted for diluted EPS calculation	$(281,103)	$(93,232)	$(588,650)	$(431,143)

Weighted-average shares for basic EPS	161,161	82,549	126,930	82,230
Weighted-average stock options and other dilutive components	—	—	—	—

Weighted-average shares for diluted EPS	161,161	82,549	126,930	82,230

Basic EPS from continuing operations	$(1.74)	$(1.06)	$(4.64)	$(5.18)
Basic EPS from discontinued operations	—	(0.07)	—	(0.06)

Basic EPS	$(1.74)	$(1.13)	$(4.64)	$(5.24)

Dilutive EPS from continuing operations	$(1.74)	$(1.06)	$(4.64)	$(5.18)
Dilutive EPS from discontinued operations	—	(0.07)	—	(0.06)

Dilutive EPS	$(1.74)	$(1.13)	$(4.64)	$(5.24)

Dividends declared and accrued to common shareholders	$—	$—	$—	$—

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”) in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense for the three and nine months ended September 30, 2010 was $0.9 million (pre-tax) and $2.8 million (pre-tax), respectively, compared to $0.6 million (pre-tax) and $3.7 million (pre-tax) for the corresponding periods in 2009.

Fair Value of Financial Instruments – Effective January 1, 2008, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”). Topic 820 provides a framework for measuring fair value under GAAP. This topic describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 8, Fair Value Disclosures, for further discussion.)

Effective January 1, 2008, the Company also adopted the fair value option outlined in FASB ASC Topic 825 Financial Instruments (“Topic 825”). The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. The fair value option requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption.

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

NOTE 3. NEW ACCOUNTING STANDARDS

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 provides guidance on which costs incurred in the acquisition of new and renewal contracts should be capitalized. The amendments in ASU No. 2010-26 specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. ASU No. 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU No. 2010-26 on its consolidated financial statements.

Recently Adopted Standards

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”) that requires additional disclosures about fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 and has not significantly impacted the Company’s consolidated financial statements.

NOTE 4. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of September 30, 2010 and December 31, 2009 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of September 30, 2010
Fixed income securities:
Municipal bonds	$203,703	$3,664	$(1,359)	$206,008
Foreign governments	176,114	1,867	(166)	177,815
Corporate bonds	796,009	13,167	(73)	809,103
FDIC corporate bonds	313,510	4,955	(394)	318,071
U.S. governments and agencies	207,084	2,754	—	209,838
Asset-backed securities	126,740	1,009	—	127,749
Mortgage-backed securities	215,159	472	(1,489)	214,142

Total fixed income securities	2,038,319	27,888	(3,481)	2,062,726
Equity securities:
Common stocks	31,236	181	(4,855)	26,562
Preferred stocks	109,566	17,263	(553)	126,276

Total equity securities	140,802	17,444	(5,408)	152,838
Short-term investments	460	2	—	462

Total investments	$2,179,581	$45,334	$(8,889)	$2,216,026

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2009
Fixed income securities:
Municipal bonds	$2,044,600	$36,744	$(15,949)	$2,065,395
Foreign governments	47,023	145	(1,135)	46,033
Corporate bonds	87,832	1,933	(2,305)	87,460
FDIC corporate bonds	137,900	1,836	(328)	139,408
U.S. governments and agencies	10,616	524	—	11,140
Mortgage-backed securities	5,486	266	—	5,752

Total fixed income securities	2,333,457	41,448	(19,717)	2,355,188
Equity securities:
Common stocks	29,684	—	(594)	29,090
Preferred stocks	163,324	26,021	(3,322)	186,023

Total equity securities	193,008	26,021	(3,916)	215,113
Short-term investments	2,232	—	—	2,232

Total investments	$2,528,697	$67,469	$(23,633)	$2,572,533

As of September 30, 2010, the Company’s investment portfolio included 161 securities in an unrealized loss position compared to 129 securities as of December 31, 2009. At September 30, 2010, the Company had gross unrealized losses of $8.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $427.9 million. The improvement in unrealized losses on the fixed income portfolio from December 31, 2009 to September 30, 2010 was primarily due to the improvement in the municipal bond market during the first nine months of 2010. Unrealized losses in our corporate bond portfolio at December 31, 2009 were primarily due to foreign currency remeasurement from our International Operations segment. As of September 30, 2010, the total fair value of the mortgage-backed securities portfolio was $214.1 million and primarily invested in GNMA guaranteed residential mortgage backed securities. In addition, included in the September 30, 2010 and December 31, 2009 gross unrealized losses are $0.2 million and $0.4 million, respectively, of non-credit related other-than-temporary impairments in accordance with Topic 320 on debt securities.

Gross unrealized losses in the equity security portfolio were $1.5 million higher at September 30, 2010 compared with December 31, 2009 due to the depreciation in the valuation of the common stock portfolio partially offset by the improvement in the valuation of the preferred stock portfolio. At September 30, 2010, the total preferred stock portfolio had a fair value of $126.3 million, with $38.5 million invested in public utility companies and the remaining $87.8 million invested in the financial services sector. The gross unrealized loss in the preferred stock portfolio as of September 30, 2010 was $2.8 million lower compared with December 31, 2009 as a result of narrowing spreads to Treasury securities.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$16,412	$(81)	$52,423	$(1,278)	$68,835	$(1,359)
Foreign governments	39,909	(166)	—	—	39,909	(166)
Corporate bonds	78,434	(69)	774	(4)	79,208	(73)
FDIC corporate bonds	2,686	(273)	2,068	(121)	4,754	(394)
Mortgage-backed securities	160,815	(1,489)	—	—	160,815	(1,489)

Total fixed income securities	298,256	(2,078)	55,265	(1,403)	353,521	(3,481)
Equity securities:
Common stocks	24,907	(4,855)	—	—	24,907	(4,855)
Preferred stocks	7,472	(9)	42,042	(544)	49,514	(553)

Total equity securities	32,379	(4,864)	42,042	(544)	74,421	(5,408)

Total	$330,635	$(6,942)	$97,307	$(1,947)	$427,942	$(8,889)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	33,298	(1,381)	7,031	(924)	40,329	(2,305)
FDIC corporate bonds	7,743	(328)	—	—	7,743	(328)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

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

The Company assesses equity securities using the criteria outlined above and also considers whether, in addition to these factors, it has the ability and intent to hold the equity securities for a period of time sufficient for recovery to cost. Where the Company lacks that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and the Company records the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. The Company obtains ratings from nationally recognized rating agencies for each security being assessed. The Company also incorporates information on the specific securities from its management and, as appropriate, from its external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

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

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized losses in the statement of operations and reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss), the latter of which is a component of stockholders’ equity.

Other-than-Temporary Impairment – During the three and nine months ended September 30, 2010, the Company did not record other-than-temporary losses. The other-than-temporary losses recorded for the three months and nine months ended September 30, 2009 are as follows:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Total other-than-temporary impairment losses on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$754	$754
Less: portion of OTTI losses recognized in AOCI (before taxes)	433	433

Net impairment losses recognized in net realized investment gains for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	321	321
OTTI losses recognized in net realized investment gains for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	—	281
Impairment losses related to equity securities	—	540

Net impairment losses recognized in statement of operations	$321	$1,142

Activity related to the credit component recognized in net realized investment gains on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the nine months ended September 30, 2010 and 2009, respectively, is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	September 30, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(647)	—	142

Total OTTI credit losses recognized for debt securities	$2,506	$(647)	$—	$1,859

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where credit losses were recognized prior to April 1, 2009	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	September 30, 2009 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,575	$142	$—	$—	$1,717
Corporate Bonds	632	179	22	—	789

Total OTTI credit losses recognized for debt securities	$2,207	$321	$22	$—	$2,506

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at September 30, 2010:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$36,971	$37,274
Due after one year through five years	1,336,101	1,351,250
Due after five years through ten years	304,941	312,714
Due after ten years	145,147	147,346
Mortgage-backed securities	215,159	214,142

Total fixed income securities	$2,038,319	$2,062,726

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities	$14,883	$24,049	$58,570	$73,267
Equity securities	2,046	2,959	7,915	11,755
Short-term investments, cash and cash equivalents and other	(2,147)	(543)	436	6,074

Investment income before expenses	14,782	26,465	66,921	91,096
Investment expenses	(1,145)	(485)	(2,735)	(1,395)

Net investment income	$13,637	$25,980	$64,186	$89,701

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$70,783	$16,412	$79,824	$38,156
Gross losses	(313)	(1,520)	(5,501)	(4,265)

Net gains	70,470	14,892	74,323	33,891
Equity securities:
Gross gains	13,087	6,993	16,860	11,027
Gross losses	—	(8,830)	(148)	(13,897)

Net gains (losses)	13,087	(1,837)	16,712	(2,870)
Short-term investments:

Net losses	(416)	(1,134)	(64)	(1,759)

Net gains from sale of unconsolidated subsidiary	10	—	10	—

Net realized investment gains before income taxes	83,151	11,921	90,981	29,262
Income tax expense	29,103	4,172	31,843	10,242

Total net realized investment gains after income taxes	$54,048	$7,749	$59,138	$19,020

Net realized investment gains for the first nine months of 2010 resulted primarily from the sales of certain municipal bonds and preferred stocks. Net realized investment gains for the first nine months of 2009 includes a $0.5 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio and a $0.3 million loss related to fixed income securities in our International investment portfolio. Upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years.

Other Items — At September 30, 2010, fixed income securities and short-term investments with an aggregate fair value of $11.6 million were on deposit with regulatory authorities as required by law.

NOTE 5. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	Ownership Percentage	December 31, 2009	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	0.0%	$—	42.0%
CMG MI	117,545	50.0%	124,826	50.0%
Other*	14,519	various	14,949	various

Total	$132,064		$139,775

*	Other represents principally various limited partnership investments.

In the third quarter of 2010, the Company sold its equity ownership interest in FGIC, the holding company of Financial Guaranty Insurance Company. CMG Mortgage Reinsurance Company issued a $5.0 million Surplus Note to MIC and a $5.0 million Surplus Note to CUNA Mutual Insurance Society. The Surplus Notes are due September 30, 2020 and bear interest at a rate of 6.25% per year until October 15, 2015 and 9.00% per year thereafter. The interest is payable annually on September 30.

Equity in losses from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	Ownership Percentage	2009	Ownership Percentage	2010	Ownership Percentage	2009	Ownership Percentage
	(Dollars in thousands)				(Dollars in thousands)
FGIC	$—	0.0%	$—	42.0%	$—	0.0%	$—	42.0%
CMG MI	(2,912)	50.0%	(4,268)	50.0%	(11,057)	50.0%	(7,783)	50.0%
RAM Re	—	0.0%	—	23.7%	—	0.0%	—	23.7%
Other	(147)	various	(109)	various	(329)	various	(432)	various

Total	$(3,059)		$(4,377)		$(11,386)		$(8,215)

Due to the impairment of its FGIC investment in the first quarter of 2008 and the sale of FGIC during the third quarter of 2010, the Company did not recognize any equity in earnings (losses) from FGIC in 2009 or 2010. Additionally, due to the impairment of RAM Re during 2008 and the sale of RAM Re during the fourth quarter of 2009, the Company did not recognize equity in earnings (losses) from RAM Re in 2009.

CMG MI’s condensed balance sheets as of September 30, 2010 and December 31, 2009, and condensed statements of operations for the three and nine months ended September 30, 2010 and 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$397,673	$399,989
Deferred policy acquisition costs	12,586	13,801
Other assets	27,713	22,098

Total assets	$437,972	$435,888

Liabilities:
Reserve for losses and loss adjustment expenses	$180,092	$169,807
Unearned premiums	13,929	17,408
Long term debt	10,000	—
Other liabilities	5,568	5,728

Total liabilities	209,589	192,943
Shareholders’ equity	228,383	242,945

Total liabilities and shareholders’ equity	$437,972	$435,888

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Condensed Statements of Operations	(Dollars in thousands)
Gross revenues	$25,935	$29,305	$79,461	$90,395
Total expenses	36,114	45,014	116,699	118,802

Loss before income taxes	(10,179)	(15,709)	(37,238)	(28,407)
Income tax benefit	(4,355)	(7,174)	(15,124)	(12,842)

Net loss	(5,824)	(8,535)	(22,114)	(15,565)

PMI’s ownership interest in common equity	50.0%	50.0%	50.0%	50.0%

Total equity in losses from CMG MI	$(2,912)	$(4,268)	$(11,057)	$(7,783)

NOTE 6. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$44,519	$40,718	$41,289	$34,791
Policy acquisition costs incurred and deferred	6,233	5,699	17,502	18,724
Amortization of deferred policy acquisition costs	(4,637)	(4,151)	(12,676)	(11,249)

Balance at September 30,	$46,115	$42,266	$46,115	$42,266

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

	2010	2009
	(Dollars in thousands)
Balance at January 1,	$3,253,820	$2,709,286
Less: reinsurance recoverables	(703,550)	(482,678)

Net balance at January 1,	2,550,270	2,226,608
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	706,764	1,126,294
Prior years (1)	279,334	74,272

Total incurred	986,098	1,200,566
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(13,016)	(128,174)
Prior years	(1,028,007)	(783,044)

Total payments	(1,041,023)	(911,218)

Foreign currency translation effects	(2,295)	(285)
Net ending balance at September 30,	2,493,050	2,515,671
Reinsurance recoverables	522,116	659,356

Balance at September 30,	$3,015,166	$3,175,027

(1)	The $279.3 million and $74.3 million increases in prior years’ reserves in the first nine months of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $279.3 million increase in prior years’ reserves during the first nine months of 2010 was driven by re-estimations of future cure rates on PMI’s delinquent inventory. The increase in prior years’ reserves in the first nine months of 2010 was partially offset by the recognition of a future cash flow stream with an estimated fair value of $82.3 million, as of the restructure dates, related to our restructuring of modified pool policies in the first and second quarter of 2010. The $74.3 million increase in prior years’ reserves during the first nine months of 2009 reflected significant weakening of the housing and mortgage markets and was driven by higher claim rates and higher claim sizes in our primary and modified pool insurance portfolios.

The decrease in total consolidated loss reserves at September 30, 2010 compared to September 30, 2009 was primarily due to decreases in the reserve balances for U.S. Mortgage Insurance Operations primarily due to payment of claims on the Company’s primary and pool insurance portfolios. The payment of claims on the modified pool portfolio includes the acceleration of claim payments related to the restructuring of certain modified pool policies in the first nine months of 2010. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a primary claim payment. Accordingly, almost all losses paid relate to default notices received in prior years.

NOTE 8. FAIR VALUE DISCLOSURES

The following tables present the difference between fair values as of September 30, 2010 and December 31, 2009 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the three and nine months ended September 30, 2010 would have been $1.71 per share and $3.90 per share, respectively, compared to $1.74 per share and $4.64 per share as reported in 2010.

	Fair Value (including accrued interest) as of September 30, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$203,125	$250,625	$47,500
6.625% Senior Notes	$97,914	$150,414	$52,500

	Fair Value (including accrued interest) as of December 31, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$149,063	$254,375	$105,312
6.625% Senior Notes	$64,585	$152,898	$88,313

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

Level 1 Observable inputs with quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	September 30, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,060,612	$2,114	$2,062,726
Equity securities	26,091	122,588	4,159	152,838
Short-term investments	462	—	—	462
Cash and cash equivalents	1,098,940	—	—	1,098,940

Total assets	$1,125,493	$2,183,200	$6,273	$3,314,966

Liabilities
Credit default swaps	$—	$—	$11,875	$11,875
6.000% Senior Notes	—	203,125	—	203,125
6.625% Senior Notes	—	97,914	—	97,914

Total liabilities	$—	$301,039	$11,875	$312,914

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities	$—	$2,352,041	$3,147	$2,355,188
Equity securities	28,955	182,188	3,970	215,113
Short-term investments	2,232	—	—	2,232
Cash and cash equivalents	686,891	—	—	686,891

Total assets	$718,078	$2,534,229	$7,117	$3,259,424

Liabilities
Credit default swaps	$—	$—	$17,331	$17,331
6.000% Senior Notes	—	149,063	—	149,063
6.625% Senior Notes	—	64,585	—	64,585

Total liabilities	$—	$213,648	$17,331	$230,979

PMI Europe’s risk-in-force related to its credit default swap (“CDS”) contracts was $1.2 billion as of September 30, 2010 and $4.0 billion as of December 31, 2009. Certain PMI Europe CDS contracts contain collateral support provisions which, in certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of September 30, 2010 is $10.2 million, for which the Company has posted collateral of $9.9 million in the normal course of business. The actual level of collateral posted in 2010 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $11.9 million and $17.3 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet.

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

The values of the Company’s CDS contracts are affected by estimated changes in credit spreads of the underlying obligations and/or the cost of the Company’s capital. As credit spreads change, the values of these CDS contracts will change and the resulting gains and losses will be recorded in the Company’s operating results. In addition, the Company incorporates its non-performance risk into the market value of its derivative assets and liabilities. The fair value of these CDS liabilities was $11.9 million as of September 30, 2010. Excluding the Company’s non-performance risk, the fair value of these CDS liabilities would have been $12.6 million as of September 30, 2010.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. The Company estimates the life of contracts to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial condition and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at the Company’s expected call date or have deviated from the Company’s expected call date in lengths of time that are not significant.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009.

	Total Fair Value Measurements
	Nine Months Ended September 30, 2010
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Balance, January 1, 2010	3,147	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	4,429
Included in other comprehensive income (2)	(1,033)	—	1,057
Purchase, sales, issuance and settlements (3)	—	250	(30)

Balance, September 30, 2010	$2,114	$4,159	$(11,875)

	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Balance, January 1, 2009	3,441	4,464	(54,542)
Total gains or (losses)
Included in earnings (1)	(265)	(118)	24,007
Included in other comprehensive income (2)	—	—	(1,401)
Purchase, sales, issuance and settlements (3)	—	—	(5,122)

Balance, September 30, 2009	$3,176	$4,346	$(37,058)

(1)	The losses on fixed income securities of $0.3 million for the nine months ended September 30, 2009 are included in net investment income in the Company’s consolidated statement of operations. The losses on equity securities of $0.1 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively, are also included in net investment income in the Company’s consolidated statement of operations. The gains on credit default swaps of $4.4 million and $24.0 million for the nine months ended September 30, 2010 and 2009, respectively, are included in other income in the Company’s consolidated statement of operations.

(2)	The loss on fixed income securities of $1.0 million for the nine months ended September 30, 2010 is a result of the adjustment of certain corporate bonds to market price and is included in other comprehensive income. The gain on credit default swaps of $1.1 million and the loss on credit default swaps of $1.4 million for the nine months ended September 30, 2010 and 2009, respectively, are a result of the translation from the Euro to the U.S. dollar and are included in other comprehensive income.
(3)	The purchase, sales, issuance and settlements of $30 thousand and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively represent net cash received on credit default swaps.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of September 30, 2010, no tax issues from the most recently closed or current IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — The Company has invested in certain limited partnerships with ownership interests greater than 3% but less than 50%. As of September 30, 2010, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

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

NOTE 10. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty has secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of September 30, 2010, the $20.6 million remaining deposit is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves in the Company’s U.S. Mortgage Insurance Operations segment.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, in certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of September 30, 2010, PMI Europe posted collateral of $9.9 million on credit default swap transactions accounted for as derivatives and $12.4 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $22.3 million is included in investments and cash and cash equivalents in the Company’s International Operations segment at September 30, 2010.

NOTE 11. COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net loss	$(281,103)	$(93,232)	$(588,650)	$(431,143)
Unrealized gains (losses) on investments
Total change in unrealized gains arising during the year, net of tax benefit	31,528	99,749	60,142	145,773
Less: realized investment gains, net of tax (benefit) expense	54,312	8,486	59,173	20,164

Change in unrealized gains arising during the period, net of tax (benefit) expense of $(10,405), $48,617, $(2,561), and $60,964, respectively	(22,784)	91,263	969	125,609
Defined benefit pension plans, net of tax expense of $0	—	—	—	—
Accretion of cash flow hedges, net of tax expense of $54, $54, $161 and $161, respectively	100	100	298	298
Foreign currency translation adjustments
Total change in unrealized gains on foreign currency translation, net of tax (benefit) expense of $0, $(2,146), $7,485, and $(4,665), respectively	12,794	3,980	2,715	3,380

Other comprehensive (loss) income	(9,890)	95,343	3,982	129,287

Comprehensive (loss) income	$(290,993)	$2,111	$(584,668)	$(301,856)

The changes in unrealized gains in the third quarter and first nine months of 2010 were primarily due to gains realized from the partial liquidation of the municipal bonds and preferred stock portfolios as a part of our continued effort to realign the investment portfolio to reflect our changing tax position, partially offset by the improved valuation of the municipal bond, corporate bond and preferred stock portfolios. The changes in unrealized gains/losses in the third quarter and first nine months of 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the equity securities’ markets as well as other market driven factors. The improvements in foreign currency translation adjustments in the third quarter and first nine months of 2010 and 2009 were due primarily to the strengthening of the Euro relative to the U.S. dollar.

The following table shows the accumulated balances for each component of accumulated other comprehensive income (loss) net of tax for the nine months ended September 30, 2010 and 2009:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2008	(65,115)	(13,871)	(4,952)	48,259	(35,679)
Current period change	125,609	—	298	3,380	129,287

Balance, September 30, 2009	$60,494	$(13,871)	$(4,654)	$51,639	$93,608

Balance, December 31, 2009	28,444	(8,557)	(4,554)	50,075	65,408
Current period change	969	—	298	2,715	3,982

Balance, September 30, 2010	$29,413	$(8,557)	$(4,256)	$52,790	$69,390

NOTE 12. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Pension benefits
Service cost	$1,244	$2,209	$4,174	$4,096
Interest cost	923	1,436	3,169	3,140
Expected return on plan assets	(627)	(567)	(2,372)	(1,637)
Amortization of prior service cost	(258)	(431)	(837)	(842)
Recognized net actuarial loss	519	612	1,217	1,683
SERP settlement	—	—	—	970

Net periodic benefit cost	$1,801	$3,259	$5,351	$7,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$155	$106	$300	$305
Interest cost	274	298	681	757
Amortization of prior service cost	(528)	(212)	(578)	(490)
Recognized net actuarial loss	168	97	326	367

Net periodic post-retirement benefit cost	$69	$289	$729	$939

In 2009, the Company contributed $15.7 million to its pension plans. The Company contributed $6.2 million to the Retirement Plan in 2010 and does not intend to make further contributions in 2010.

NOTE 13. INCOME TAXES

The components of the deferred income tax assets and liabilities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$201,617	$192,819
Discount on loss reserves	35,763	35,558
Unearned premium reserves	3,800	4,128
Basis difference on investments in unconsolidated subsidiaries	—	215,944
Pension costs and deferred compensation	20,812	17,964
Contingency reserve deduction, net of tax and loss bonds	—	40,478
Net operating losses	186,476	19,151
Abnormal capital loss	245,511	—
Basis difference in foreign subsidiaries	28,272	25,375
Other assets	13,855	16,494

Total deferred tax assets	736,106	567,911

Deferred tax liabilities:
Deferred policy acquisition costs	16,140	14,451
Unrealized net gains on investments	14,672	11,118
Unrealized net gains on debt	43,840	77,097
Software development costs	4,953	8,499
Equity in earnings from unconsolidated subsidiaries	23,536	27,406
Convertible Note discount	34,625	—
Other liabilities	3,219	2,440

Total deferred tax liabilities	140,985	141,011

Net deferred tax asset	595,121	426,900
Valuation allowance	(453,121)	(248,277)

Net deferred tax asset	$142,000	$178,623

The Company evaluates the need for a valuation allowance quarterly taking into consideration all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. The Company previously realized benefits from the use of tax and loss bonds which, when redeemed, resulted in taxable income that offset the Company’s operating losses. As the Company redeemed its remaining tax and loss bonds in the first quarter of 2010, there were no remaining benefits that the Company could consider when it evaluated its deferred tax valuation allowance in the third quarter of 2010. As of September 30, 2010, a tax valuation allowance of $453.1 million was recorded against a $595.1 million deferred tax asset. (See Note 2, Summary of Significant Accounting Policies, for further discussion.)

The Company’s effective tax rates from continuing operations were (114.0)% and 4.6% for the three and nine months ended September 30, 2010, respectively, compared to the federal statutory rate of 35.0%. The primary driver for the decrease in effective tax rates and an increase in tax expense for 2010 was the $200.2 million increase in our deferred tax valuation allowance in the third quarter of 2010. As the Company reported a net loss for the three and nine months ended September 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate.

The deferred tax asset of $245.5 million labeled “abnormal capital loss” above represents the sale of capital assets which include FGIC and preferred stocks during a time where they would qualify as an “abnormal loss” under Internal Revenue Code Section §832(c)(5) previously recorded as unrealized losses. Capital losses qualifying under this section of the Internal Revenue Code are allowed to offset ordinary income to the extent they exceed capital gains and can be carried back three years and forward five years. Accordingly, when the tax returns are filed for 2010, the abnormal losses will be carried back to 2008 where significant taxable income was generated due to the sale of our Asia and Australia subsidiaries, as well as the redemption of tax and loss bonds. While the carryback of abnormal losses will not generate any tax refund on a consolidated level, certain credits that were used to offset the 2008 taxes will be released and available to offset future taxable income. Most of these credits are foreign tax credits which would expire in 2018 if not utilized before then.

In accordance with Topic 740, the Company has recorded a contingent liability of $0.1 million and $3.0 million as of September 30, 2010 and December 31, 2009, respectively, which, if recognized, would affect the Company’s future effective tax rate.

When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $19 thousand in the first nine months of 2010. The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
United States	From 2006 to present
California	From 2004 to present
Ireland	From 2006 to present
Canada	From 2007 to present

As of September 30, 2010, the Company is subject to federal examination in the U.S. from 2006 through the present. In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2005 in 2009. The Company is currently under an IRS audit for the 2008 tax year. As of September 30, 2010, there were no positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During the quarter ended September 30, 2009, the Company determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested”. As such, related income tax amounts have subsequently been recorded as components in the consolidated statement of operations and accumulated other comprehensive income (loss).

The Company has domestic net operating loss carryforwards of approximately $473.0 million that will expire in 2030, if not utilized. The Company has foreign net operating loss carryforwards of approximately $41.4 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $201.6 million, primarily related to the payment of alternative minimum tax of $121.6 million and foreign taxes of $78.9 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized by 2018.

NOTE 14. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$170,261	$205,283	$540,422	$641,362
Assumed	12	17	20	(1,091)
Ceded	(30,916)	(37,938)	(96,719)	(118,339)

Net premiums written	$139,357	$167,362	$443,723	$521,932

Premiums earned
Direct, net of refunds	$171,014	$214,373	$548,476	$664,129
Assumed	122	590	366	2,430
Ceded	(31,305)	(38,391)	(97,795)	(120,293)

Net premiums earned	$139,831	$176,572	$451,047	$546,266

Losses and loss adjustment expenses
Direct	$353,722	$423,446	$1,097,590	$1,449,927
Assumed	(134)	(33)	(19)	(87)
Ceded	(38,804)	(86,635)	(111,473)	(249,274)

Net losses and LAE	$314,784	$336,778	$986,098	$1,200,566

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. The Company recorded $522.1 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of September 30, 2010, compared to $703.6 million as of December 31, 2009. This decrease in reinsurance recoverables is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. As of September 30, 2010 and December 31, 2009, the total assets in captive trust accounts held for the benefit of PMI totaled approximately $833.1 million and $940.7 million, before quarterly net settlements, respectively.

NOTE 15. DEBT AND REVOLVING CREDIT FACILITY

	September 30, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$203,125	$203,125	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	97,914	97,914	64,585
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	34,342	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	246,052	186,071	—

Total debt	$786,343	$631,183	$588,453	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at September 30, 2010 include accrued interest.

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

In the second quarter of 2010, The PMI Group used $75 million of the net proceeds from the concurrent common stock and Convertible Notes offerings to pay down the credit facility from $124.8 million to $49.8 million; the total maximum amount of the lenders’ commitments is $50 million. In April 2010, in connection with the offerings, the Company amended its credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant. The credit facility places certain limitations on the Company’s ability to pay dividends on its common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. See Part I, Item IA. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, Risk Factors - We may face liquidity issues at our holding company, The PMI Group, and if an event of default were to occur under our credit facility, our business would suffer.

The Company received proceeds of $279.5 million after the deduction of offering expenses of $5.5 million upon issuance of the 4.50% Convertible Notes due 2020. The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At September 30, 2010, the following summarizes the liability and equity components of the Convertible Notes:

September 30, 2010
(Dollars in thousands)
Liability components:
4.50% Convertible Notes due 2020	$285,000
Less: Convertible Notes unamortized discount	(98,929)

Convertible Notes, net of discount	$186,071

Equity components:
Additional Paid in Capital:
Embedded conversion option	$101,478
Less: Embedded conversion option tax effect	(35,517)
Less: Issuance Costs	(77)

$65,884

At September 30, 2010, remaining unamortized debt issuance costs included in other non-current assets were $5.8 million and are being amortized to interest expense over the term of the Convertible Notes. Amortization expense for the nine months ended September 30, 2010 was $0.3 million. At September 30, 2010 the remaining amortization period for the unamortized Convertible Notes discount and debt issuance costs was 9.58 years.

The components of interest expense resulting from the Convertible Notes for the period ended September 30, 2010 are as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
	(Dollars in thousands)
Contractual coupon interest	$3,206	$5,379
Amortization of Convertible Notes debt discount	1,519	2,549
Amortization of debt issuance costs	101	262

Interest expense	$4,826	$8,190

For the period ended September 30, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 10.3%.

Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Convertible Notes’ If-Converted value did not exceed the principal amount of $285 million at September 30, 2010.

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

Effective December 31, 2009, the Company combined its former “Corporate and Other” and “Financial Guaranty” segments into a “Corporate and Other” segment for all periods presented. The Company’s Corporate and Other segment, among other things, includes its former investments in FGIC and RAM Re. Effective January 1, 2010, PMAC was included in the Company’s U.S. Mortgage Insurance Operations segment.

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended September 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$138,586	$1,245	$—	$139,831
Net gains from credit default swaps	—	2,249	—	2,249
Net investment income (loss)	15,522	(2,032)	147	13,637
Equity in losses from unconsolidated subsidiaries	(2,912)	—	(147)	(3,059)
Net realized investment gains	82,487	664	—	83,151
Change in fair value of certain debt instruments	—	—	(5,125)	(5,125)
Other income	2,208	1	—	2,209

Total revenues (expenses)	235,891	2,127	(5,125)	232,893

Losses and expenses
Losses and loss adjustment expenses	317,071	(2,287)	—	314,784
Amortization of deferred policy acquisition costs	4,637	—	—	4,637
Other underwriting and operating expenses	26,074	1,126	4,220	31,420
Interest expense	3,193	—	10,200	13,393

Total losses and expenses	350,975	(1,161)	14,420	364,234

(Loss) income from continuing operations before income taxes	(115,084)	3,288	(19,545)	(131,341)
Income tax expense from continuing operations	136,470	641	12,651	149,762

Net (loss) income	$(251,554)	$2,647	$(32,196)	$(281,103)

	Three Months Ended September 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$173,537	$3,031	$4	$176,572
Net gains from credit default swaps	—	9,248	—	9,248
Net investment income (loss)	26,478	(849)	351	25,980
Equity in losses from unconsolidated subsidiaries	(4,268)	—	(109)	(4,377)
Net realized investment gains (losses)	11,828	94	(1)	11,921
Change in fair value of certain debt instruments	—	—	3,125	3,125
Other income	1	7	5	13

Total revenues	207,576	11,531	3,375	222,482

Losses and expenses
Losses and loss adjustment expenses	334,593	2,185	—	336,778
Amortization of deferred policy acquisition costs	3,837	314	—	4,151
Other underwriting and operating expenses	30,437	2,073	2,059	34,569
Interest expense	12	—	9,326	9,338

Total losses and expenses	368,879	4,572	11,385	384,836

(Loss) income from continuing operations before income taxes	(161,303)	6,959	(8,010)	(162,354)
Income tax benefit from continuing operations	(50,683)	(20,431)	(3,320)	(74,434)

(Loss) income from continuing operations	(110,620)	27,390	(4,690)	(87,920)
Loss from discontinued operations, net of taxes	—	(5,312)	—	(5,312)

Net (loss) income	$(110,620)	$22,078	$(4,690)	$(93,232)

	Nine Months Ended September 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$447,165	$3,882	$—	$451,047
Net gain from credit default swaps	—	4,429	—	4,429
Net investment income	61,885	1,893	408	64,186
Equity in losses from unconsolidated subsidiaries	(11,057)	—	(329)	(11,386)
Net realized investment gains	89,656	1,049	276	90,981
Change in fair value of certain debt instruments	—	—	(93,625)	(93,625)
Other income	4,433	4	—	4,437

Total revenues (expenses)	592,082	11,257	(93,270)	510,069

Losses and expenses
Losses and loss adjustment expenses	988,264	(2,166)	—	986,098
Amortization of deferred policy acquisition costs	12,676	—	—	12,676
Other underwriting and operating expenses	81,550	4,195	7,441	93,186
Interest expense	5,442	—	29,721	35,163

Total losses and expenses	1,087,932	2,029	37,162	1,127,123

(Loss) income from continuing operations before income taxes	(495,850)	9,228	(130,432)	(617,054)
Income tax (benefit) expense from continuing operations	(6,878)	1,941	(23,467)	(28,404)

Net (loss) income	$(488,972)	$7,287	$(106,965)	$(588,650)

	Nine Months Ended September 30, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$537,329	$8,918	$19	$546,266
Net gain from credit default swaps	—	24,007	—	24,007
Net investment income	83,177	3,471	3,053	89,701
Equity in losses from unconsolidated subsidiaries	(7,783)	—	(432)	(8,215)
Net realized investment gains (losses)	31,223	(1,942)	(19)	29,262
Change in fair value of certain debt instruments	—	—	(17,478)	(17,478)
Other (loss) income	(37)	(14)	2,379	2,328

Total revenues (expenses)	643,909	34,440	(12,478)	665,871

Losses and expenses
Losses and loss adjustment expenses	1,191,268	9,298	—	1,200,566
Amortization of deferred policy acquisition costs	10,294	955	—	11,249
Other underwriting and operating expenses	96,738	8,773	8,831	114,342
Interest expense	44	—	32,877	32,921

Total losses and expenses	1,298,344	19,026	41,708	1,359,078

(Loss) income from continuing operations before income taxes	(654,435)	15,414	(54,186)	(693,207)
Income tax benefit from continuing operations	(240,472)	(5,254)	(21,673)	(267,399)

(Loss) income from continuing operations	(413,963)	20,668	(32,513)	(425,808)
Loss from discontinued operations, net of taxes	—	(5,335)	—	(5,335)

Net (loss) income	$(413,963)	$15,333	$(32,513)	$(431,143)

	September 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$3,043,630	$188,925	$82,411	$3,314,966
Investments in unconsolidated subsidiaries	117,545	—	14,519	132,064
Reinsurance recoverables	522,116	—	—	522,116
Deferred policy acquisition costs	46,115	—	—	46,115
Property, equipment and software, net of accumulated depreciation and amortization	25,891	3	63,282	89,176
Deferred tax assets	95,137	7,051	39,812	142,000
Other assets	353,087	7,108	6,488	366,683

Total assets	$4,203,521	$203,087	$206,512	$4,613,120

Liabilities
Reserve for losses and loss adjustment expenses	$2,982,512	$32,654	$—	$3,015,166
Unearned premiums	56,327	7,163	—	63,490
Debt	285,000	—	303,453	588,453
Other liabilities	266,189	13,934	4,024	284,147

Total liabilities	3,590,028	53,751	307,477	3,951,256
Shareholders’ equity (deficit)	613,493	149,336	(100,965)	661,864

Total liabilities and shareholders’ equity	$4,203,521	$203,087	$206,512	$4,613,120

	December 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,979,683	$190,975	$88,766	$3,259,424
Investments in unconsolidated subsidiaries	124,826	—	14,949	139,775
Reinsurance recoverables	703,550	—	—	703,550
Deferred policy acquisition costs	41,289	—	—	41,289
Property, equipment and software, net of accumulated depreciation and amortization	35,606	27	66,260	101,893
Deferred tax assets	126,992	2,529	49,102	178,623
Other assets	196,529	9,226	11,208	216,963

Total assets	$4,208,475	$202,757	$230,285	$4,641,517

Liabilities
Reserve for losses and loss adjustment expenses	$3,213,735	$40,085	$—	$3,253,820
Unearned premiums	61,758	10,328	3	72,089
Debt	—	—	389,991	389,991
Other liabilities (assets)	172,070	34,763	(8,303)	198,530

Total liabilities	3,447,563	85,176	381,691	3,914,430
Shareholders’ equity (deficit)	760,912	117,581	(151,406)	727,087

Total liabilities and shareholders’ equity	$4,208,475	$202,757	$230,285	$4,641,517

NOTE 17. EXIT AND DISPOSAL ACTIVITIES

In 2008 and 2009, the Company undertook initiatives to reduce and manage its expenses and to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in the first nine months of 2010 and 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118
Exit costs incurred
Severance	1,014	—	1,014
Lease termination & fixed asset disposal	400	1,757	2,157
Other	32	—	32

Total incurred	1,446	1,757	3,203

Exit costs payments
Severance	(2,308)	(2,126)	(4,434)
Fringe benefits	—	(36)	(36)
Lease termination & fixed asset disposal	—	(1,757)	(1,757)
Other	(141)	(265)	(406)

Total payments	(2,449)	(4,184)	(6,633)

Balance at September 30, 2009	$1,340	$348	$1,688

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2010	$2,072	$243	$2,315
Exit costs payments
Severance	(1,713)	(195)	(1,908)
Lease termination & fixed asset disposal	(26)	—	(26)
Other	(58)	(48)	(106)

Total payments	(1,797)	(243)	(2,040)

Balance at September 30, 2010	$275	$—	$275

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements in this report that are not historical facts, or that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, and that relate to future plans, events or performance are “forward-looking” statements within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories, cure rates, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, utilization of our deferred tax assets, the impact of market and competitive conditions, high unemployment, liquidity, capital requirements and initiatives, captive reinsurance agreements, fair value of certain debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios and potential litigation. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and in Part II, Item 1A. herein. All forward-looking statements are qualified by and should be read in conjunction with those risk factors, our consolidated financial statements, related notes and other financial information. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarter and Nine Months Ended September 30, 2010

For the quarter and nine months ended September 30, 2010, we recorded consolidated net losses of $281.1 million and $588.7 million, respectively, compared to consolidated net losses of $93.2 million and $431.1 million for the corresponding periods in 2009. Our consolidated net losses in the third quarter of 2010 include an increase of $200.2 million in our deferred tax asset valuation allowance. Losses and loss adjustment expenses (“LAE”) decreased from $336.8 million in the third quarter of 2009 to $314.8 million in the third quarter of 2010 and from $1.2 billion in the first nine months of 2009 to $986.1 million in the first nine months of 2010. Net realized investment gains increased from $11.9 million in the third quarter of 2009 to $83.2 million in the third quarter of 2010 and from $29.3 million in the first nine months of 2009 to $91.0 million in the first nine months of 2010. In 2010, we have experienced lower premiums earned, lower net investment income and a reduction to our revenues as a result of an increase in the fair value of our debt.

Overview of Our Business

We provide residential mortgage insurance that protects mortgage lenders and investors from credit losses in the event of borrower default. By facilitating low down payment mortgages, mortgage insurance promotes homeownership and strengthens communities. We divide our business into three segments: U.S. Mortgage Insurance Operations, International Operations and Corporate and Other.

•

U.S. Mortgage Insurance Operations. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded net losses of $251.6 million and $489.0 million for the quarter and nine months ended September 30, 2010, respectively, compared to net losses of $110.6 million and $414.0 million for the quarter and nine months ended September 30, 2009.

•

International Operations. Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business. International Operations generated net income from continuing operations of $2.6 million and $7.3 million for the quarter and nine months ended September 30, 2010, compared to net income from continuing operations of $27.4 million and $20.7 million for the quarter and nine months ended September 30, 2009.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company, contract underwriting operations (which were discontinued in April 2009), our former investments in RAM Re (which we sold in the fourth quarter of 2009) and FGIC Corporation (which we sold on July 29, 2010), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses from continuing operations of $32.2 million and $107.0 million for the quarter and nine months ended September 30, 2010, respectively, compared to net losses of $4.7 million and $32.5 million for the quarter and nine months ended September 30, 2009.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

MIC’s Capital Position. High unemployment rates and ongoing weakness in U.S. residential mortgage and housing markets continue to negatively affect PMI and PMI continues to experience elevated losses. These losses have reduced, and will continue to reduce, PMI’s net assets. The ultimate amount and duration of PMI’s losses will depend upon many factors, including home price fluctuations and unemployment rates. We currently do not expect PMI to report an operating profit in 2011 and, accordingly, we expect losses to negatively impact MIC’s policyholders’ position and risk-to-capital ratio through 2011. As of September 30, 2010, MIC’s excess minimum policyholders’ position was $332.1 million and its risk-to-capital ratio was 17.2 to 1. There can be no assurance that MIC’s policyholders’ position will not decline below, and risk-to-capital ratio will not increase above, levels necessary to meet regulatory capital adequacy requirements described below.

In 2008, we submitted written remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”) outlining, among other things, the steps we are taking or plan to take to bolster MIC’s financial strength. To date, each of the GSEs have continued to treat MIC as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat MIC as an eligible mortgage insurer.

•

State Regulatory Capital Requirements/PMAC. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (which amount fluctuates and is calculated in accordance with applicable state statutory formulae) or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business. In certain of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. Thirty-four states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). If MIC’s policyholders’ position approaches Arizona’s required minimum threshold, we would seek to obtain a waiver from the Department. There is no assurance the Department would approve a waiver request from MIC. If MIC were to fail to maintain Arizona’s minimum policyholders’ position and were unable to obtain a waiver from the Department, MIC would be required to suspend writing new business in all states. If MIC’s capital position approaches regulatory thresholds in other states, we would also seek to obtain waivers from insurance departments in those states to enable MIC to continue to write new business in those states.

In the event that MIC is unable to continue to write new mortgage insurance in one or more states, we plan to write new mortgage insurance in those states through PMAC, a subsidiary of MIC. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements. The GSEs approved PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain restrictions and expire on December 31, 2011. See Item 1A. Risk Factors – MIC is subject to various capital adequacy requirements and could be required to cease writing new business if it fails to comply with those requirements and could be subject to the terms of its runoff support agreement with Allstate and Our plan to write certain new mortgage insurance in a subsidiary of PMI may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

•

Losses and LAE. PMI’s losses and LAE includes net changes to loss reserves and expenses related to default, loss mitigation and claim processing in the applicable period. Losses and LAE in a particular period reflect reserves with respect to new delinquencies received in the period and additional amounts from any re-estimate of loss reserves with respect to PMI’s existing delinquent loan inventory. Elevated levels of new delinquencies drove PMI’s losses and LAE of $334.6 million and $1.2 billion in the quarter and nine months ended September 30, 2009. PMI’s losses and LAE of $317.1 million and $988.3 million in the quarter and nine months ended September 30, 2010 were also driven by reserves on additional (but, compared to 2009, lower levels of) new delinquencies. PMI’s losses and LAE in 2010 have also included additional reserves as a result of re-estimations of future cure rates on PMI’s delinquent loan inventory. We discuss the effect of PMI’s cure rates on losses and LAE and PMI’s delinquency inventory below, under Cure Rates. The process of estimating loss reserves is inherently uncertain and requires the forecast of complex factors, including future cure rates, future rescission and claim denial activity and macroeconomic conditions. Consequently, the losses and LAE PMI incurs in a particular period are subject to change in later periods as we review the estimations made in our prior period estimation process and determine that adjustments to our assumptions are appropriate. PMI’s losses and LAE will be negatively affected if notices of default, cure rates and/or claim sizes develop unfavorably compared to our current estimates. Changes, or lack of improvement, in economic conditions, job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. For additional discussion of our loss reserving process, see Critical Accounting Estimates – Reserves for Losses and LAE and Item 1A. – Risk Factors – Our loss reserves are subject to significant uncertainties, and, because we establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, they are not intended to be an estimate of total future losses.

•

Cure Rates. A significant assumption within our loss reserving process is our estimate of the percentage of loans in PMI’s delinquent loan inventory that will “cure” (i.e., not ultimately result in a claim payment by PMI). Delinquent loans may cure as a result of, among other things, the borrower bringing the loan current, selling the home, or refinancing or modifying the loan, or PMI’s rescission of coverage with respect to the delinquent loan. In 2009, PMI’s cure rate declined primarily due to high levels of unemployment and declining home prices, diminished refinancing opportunities, and the lengthy trial periods required by the U.S. Treasury Home Affordable Modification Program (“HAMP”). As a result of these and other factors, PMI’s cure rate in 2010 has generally been below our expectations. In the second quarter of 2010, primarily as a result of lower than expected levels of rescission activity, we adjusted our future expected cure rates underlying our loss reserve estimates, causing us to increase reserves. Although rescission activity in the third quarter of 2010 did not vary materially from our expectations, cures in the third quarter of 2010 were lower than expected. Accordingly, in the third quarter we further lowered our future expected cure rates. This adjustment represented approximately $117 million of PMI’s losses and LAE in the third quarter of 2010.

•

Defaults. As set out below in U.S. Mortgage Insurance Operations – Defaults, PMI’s primary and pool default inventories have decreased in 2010. The decrease in PMI’s primary default inventory has been due to lower levels of new notices of default, increased cures and a significant increase in the number of primary claims paid. The decrease in PMI’s modified pool default inventory has been primarily due to modified pool restructurings and commutations, discussed under Modified Pool, below. While PMI's default inventory and default rates have been high in 2010, we believe that new delinquencies from our 2005, 2006 and 2007 primary book years have peaked. In 2010, the rate of new notices of default has slowed, contributing to a sequential decline in PMI’s default inventory in 2010. We currently expect this trend to continue into 2011, potentially subject to seasonal fluctuations. PMI’s default inventories in the third quarter of 2010 were driven by a number of factors including:

Declining Home Prices and High Unemployment - Elevated levels of unemployment have made it significantly more difficult for many borrowers to remain current on their mortgage payments, while home price depreciation has reduced the opportunities for borrowers to refinance their mortgages or sell their homes. These factors are negatively affecting PMI’s default inventories and default rates.

Aging of NOD Inventory - A significant portion of loans in our primary delinquent loan inventory are those on which the borrowers are twelve or more payments in default. Historically, our claim rates have been higher, and cure rates lower, as loans remain in our delinquency inventory. This trend has negatively impacted PMI's loss reserves and will continue if the resolution of these pending delinquencies requires more time or is less favorable than we expect.

Claims Paid – PMI’s default inventory increased significantly in 2008 and 2009. As this inventory has aged, the associated claims paid has increased. For example, in the third quarter of 2010, PMI paid 9,079 claims (including claim denials) compared to 4,192 in the third quarter of 2009. We expect claims paid (both in number and aggregate dollar amounts) to continue to increase in the fourth quarter of 2010 and continue to reduce the number of loans in PMI’s default inventory.

Cure Rate – As described above, PMI’s cure rate is influenced by a number of factors, including the implementation and performance of loan modification programs such as HAMP. As of September 30, 2010, 10,739 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. We do not remove from PMI’s default inventory a loan subject to a HAMP trial modification period unless and until the trial period is completed, all required documents have been received, the loan modification is closed, and the default is officially cured. While we lowered our expected future cure rates in the third quarter of 2010, we continue to expect that a material percentage of loans in our default inventory will be successfully modified or become current, and our loss reserve estimation process takes into consideration this expectation. See Item 1A. Risk Factors – Loan modification and other similar programs have materially reduced our loss reserve estimates, and because the benefits to PMI’s cure rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

Alt-A Loans – We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. Except for an immaterial number of commitments, we eliminated Alt-A loan eligibility in 2008. Risk-in-force from Alt-A loans represented 15.7% of PMI’s primary risk-in-force as of September 30, 2010 compared to 17.3% as of September 30, 2009. The default rate for Alt-A loans in PMI’s primary portfolio was 41.3% as of September 30, 2010.

Above-97s - PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above-97s”. We stopped insuring Above-97s prior to 2009. As of September 30, 2010, Above-97s represented 19.9% of PMI’s primary risk-in-force compared to 20.5% as of September 30, 2009. The default rate for Above-97s in PMI’s primary portfolio was 26.3% as of September 30, 2010.

Interest Only Loans – Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans, in part because principal is not reduced during an initial deferral period. NIW consisting of interest only loans was negligible in 2009. In the first nine months of 2010, our NIW did not include interest only loans. Interest only loans represented 10.1% of PMI’s primary risk-in-force as of September 30, 2010 compared to 11.0% as of September 30, 2009. The default rate for interest only loans was 42.0% as of September 30, 2010.

The above risk characteristics are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics.

Geographic Factors - Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 31.6% as of September 30, 2010 compared to 34.3% as of September 30, 2009. The default rate from Florida was 40.4% as of September 30, 2010 compared to 38.2% as of September 30, 2009. As of September 30, 2010, Florida and California insured loans represented 9.7% and 7.4% of PMI’s primary risk-in-force, respectively. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool. Prior to 2008, PMI wrote modified pool policies on pools of loans which feature aggregate stop-losses and per loan coverage liability caps. In some cases, the modified pool policies also include aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk-in-force (net of loss reserves which reduce PMI’s risk layer upon accrual) was $0.4 billion as of September 30, 2010 compared to $0.8 billion as of December 31, 2009 and $1.0 billion as of September 30, 2009. The $0.4 billion reduction in PMI’s modified pool risk-in-force in the first nine months of 2010 was primarily due to increasing loss reserves and the restructuring and commutation of certain modified pool contracts. During the third quarter of 2010, MIC restructured certain modified pool policies through commutation resulting in MIC paying accelerated discounted claim payments of $27.0 million to the counterparty and the elimination of $183.7 million of risk-in-force under the policies. Our third quarter 2010 losses and LAE include the accelerated discounted claim payments.

Modified pool with deductibles risk-in-force (net of risk for which reserves have been established) was $91.0 million as of September 30, 2010 compared to $479.1 million as of September 30, 2009. We expect additional losses on this remaining risk-in-force in 2011, although not to maximum loss limits. We do not expect losses on our modified pool without deductibles contracts to reach our maximum loss limits for all book years. Modified pool without deductibles risk-in-force was $271.2 million as of September 30, 2010 compared to $503.7 million as of September 30, 2009.

•

Rescission Activity and Claim Denials. PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment), or EPDs, and also investigates certain other non-EPD loans, for misrepresentations, negligent underwriting and eligibility for coverage. Based upon PMI’s recent investigations, industry data and other data, we believe that there were significantly higher levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. As a result, PMI is reviewing and investigating a substantial volume of insured loans and the number of loans on which coverage has been rescinded by PMI increased in 2008 and 2009. We believe that our inventory of files under review peaked in 2010 and, as a result, rescission levels are generally declining relative to prior periods.

When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the rescinded loan, and remove it from our calculation of PMI’s risk-in-force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescission activity has materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the existing inventory of delinquent insured loans. Projected future rescission activity is materially reducing our current loss reserve estimates, although not to the same extent as in recent periods. In the second quarter of 2010, we reduced our estimate of future rescissions as a result of a decline in rescission activity beyond our expectations. This re-estimation negatively impacted PMI’s losses and LAE in the second quarter of 2010. To the extent that we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected, we would be required to increase loss reserves in future periods. The table below shows the aggregate risk-in-force of delinquent loans (including primary and pool) rescinded by PMI in each quarter in 2010 and 2009:

	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Delinquent risk-in-force rescinded per quarter	$85.3	$78.7	$109.2	$123.6	$148.4	$170.3	$200.6

Upon receiving PMI’s notice of rescission with respect to a loan, the insured may seek additional information as to the bases of our rescission and/or disagree with our decision to rescind coverage. We are experiencing an increase in the number of such disagreements and expect this trend to continue into 2011. If we are unsuccessful in defending our rescissions beyond expected levels, we may need to re-establish loss reserves for, and would need to reassume risk on, such rescinded loans. See Item 1A. Risk Factors - Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced, and our loss reserves will increase if we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected.

In some cases, our servicing customers do not produce documents necessary to perfect the claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied. In other cases, our servicing customers do not follow customary servicing standards applicable to delinquent loans to mitigate loss, as required by our mortgage insurance policies. If our review of a claim indicates that a servicer has failed to sufficiently pursue a loss mitigation opportunity, the claim may be denied or curtailed. We take into account our estimate of future claims denials in establishing our loss reserves. With the increase in claims denials in 2010, we increased our assumptions of future claims denials, which reduced our loss reserve estimates in the third quarter of 2010. If future claims denials are lower than expected, we would be required to increase our loss reserves. If our servicing customers ultimately produce documents we had previously requested or sufficiently demonstrate that they have satisfied their loss mitigation obligations, PMI may review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that the frequency will not exceed our expectations or that our loss reserve estimates adequately provide for such occurrences. The table below shows the risk-in-force of claims denials (including primary and pool) in each quarter in 2010 and 2009:

	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Claims denials per quarter - delinquent risk-in-force	$123.5	$108.7	$149.2	$93.4	$80.1	$184.8	$63.6

•

New Insurance Written (NIW). In response to difficult economic and industry conditions and in order to preserve capital, we made changes to PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and the first nine months of 2010. We are undertaking efforts to increase insurance writings. The table below shows PMI’s primary NIW in each quarter in 2009 and 2010:

	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Primary new insurance written	$2,004	$1,567	$964	$969	$1,176	$2,001	$4,848

A smaller mortgage origination market and the significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”) continue to negatively impact our ability to increase our NIW. The FHA recently increased its mortgage insurance premiums, which are effective for FHA insured loans originated on or after October 4, 2010. This and any future premium increase by the FHA could have the effect of making private mortgage insurance more competitive and potentially increasing the size of the private mortgage insurance market. There can be no assurance that the FHA’s most recent insurance premium increase will result in greater demand for private mortgage insurance or increase the size of the private mortgage insurance market or that the FHA will increase its mortgage insurance premiums in the future.

•

Captives. As of September 30, 2010, 45.2% of PMI’s primary risk-in-force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk-in-force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of September 30, 2010, PMI ceded approximately $522.1 million of loss reserves primarily to captive reinsurers compared to $703.6 million as of December 31, 2009, which we record as reinsurance recoverables. The decrease in reinsurance recoverables is due primarily to receipt of cash from captives trusts related to the captives’ share of claims paid. Reinsurance recoverables do not exceed assets in captive trust accounts which, as of September 30, 2010, totaled approximately $833.1 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will continue to decline through 2011.

•

Policy Cancellations and Persistency. PMI’s persistency rate, which is based upon the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period, was 84.7% as of September 30, 2010, 84.3% as of December 31, 2009 and 83.8% as of September 30, 2009. The increase in PMI’s persistency rate in the first nine months of 2010 reflects lower levels of residential mortgage refinance activity in the insured market, tighter underwriting criteria and home price declines. To the extent that home prices continue to decline or experience low appreciation rates, we expect PMI’s persistency rate to remain high and therefore limit the rate at which PMI’s risk-in-force runs off.

•

Net Realized Investment Gains. Consistent with our decision to reduce PMI’s investment in tax-advantaged securities, in the third quarter of 2010 we sold the majority of PMI’s tax-advantaged municipal bonds and realized significant investment gains. We do not expect to continue to realize significant gains as a result of the repositioning of our investment portfolio.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe is not writing new business and, as a result, we expect its revenues to decline. As of September 30, 2010, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $108.6 million. Total reserves associated with this portfolio were $14.8 million as of September 30, 2010. If the performance of these exposures deteriorates, PMI Europe will experience increased losses and increases to loss reserves. PMI Europe has posted collateral of $22.3 million on certain transactions as of September 30, 2010. Depending upon the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral.

•	PMI Canada. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk-in-force and obtain regulatory approvals.

As a result of the changes in our International Operations described above, other than the expected revenues from the consideration due on the QBE Note in 2011, our International Operations now generates a substantially smaller portion of our revenues. See Liquidity and Capital Resources – The QBE Note.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. Effective January 1, 2008, we adopted the fair value option for certain of our corporate debt outlined in Topic 825. Topic 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. In the third quarter and first nine months of 2010, our total revenues were reduced by $5.1 million and $93.6 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. (See Item 1, Note 8. Fair Value Disclosures.)

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables and interest payments from PMI, tax refunds and income from its investment portfolio. MIC did not pay dividends to The PMI Group in 2009, and we do not expect that MIC will be able to pay dividends in the fourth quarter of 2010. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $78.5 million at September 30, 2010. Our holding company has $49.8 million in principal amount of debt under its revolving credit facility, with a $50.0 million maximum amount allowed. See Liquidity and Capital Resources – Credit Facility.

•

FGIC and RAM Re. We sold our investment in RAM Re in the fourth quarter of 2009. On July 29, 2010, we sold our investment in FGIC. While the proceeds from the sale of FGIC were not significant, we could potentially realize certain tax benefits in future periods from the disposition of FGIC. As a result of the increase in our valuation allowance on our deferred tax assets discussed below, potential tax benefits have been delayed and could be further limited. Accordingly, there can be no assurance whether or when any tax benefits will be realized.

Additional Conditions and Trends. Factors potentially affecting the financial results of all of our segments include:

•

Deferred Tax Assets. In 2010, and primarily in the third quarter, we experienced loss development in excess of our expectations. Based, in part, on this higher than expected loss development, we now do not expect our U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. We evaluated our deferred tax assets as of September 30, 2010 in light of these and other factors and determined that it was necessary under current accounting guidance to increase our valuation allowance by $200.2 million to $453.1 million with respect to our $595.1 million deferred tax assets. We expect to be able to utilize the remaining net deferred tax assets of $142.0 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. See Liquidity and Capital Resources – The PMI Group Liquidity – The QBE Note. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $595.1 million deferred tax assets. However, we currently have three years of cumulative operating losses and any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Part II, Item 1A. Risk Factors – We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future and Our Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

•

Other-than-Temporary Impairment of Investments. During the third quarter and first nine months of 2010, we did not record impairment losses. In future periods we may have impairments for equity or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$139.8	$176.6	(20.8)%	$451.0	$546.3	(17.4)%
Net investment income	13.6	26.0	(47.7)%	64.2	89.7	(28.4)%
Equity in losses from unconsolidated subsidiaries	(3.1)	(4.4)	(29.5)%	(11.4)	(8.2)	39.0%
Net realized investment gains	83.2	11.9	—	91.0	29.3	—
Change in fair value of certain debt instruments	(5.1)	3.1	—	(93.6)	(17.5)	—
Other income	4.5	9.3	(51.6)%	8.9	26.3	(66.2)%

Total revenues	232.9	222.5	(4.7)%	510.1	665.9	(23.4)%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	314.8	336.8	(6.5)%	986.1	1,200.6	(17.9)%
Amortization of deferred policy acquisition costs	4.6	4.2	9.5%	12.7	11.2	13.4%
Other underwriting and operating expenses	31.4	34.5	(9.0)%	93.2	114.3	(18.5)%
Interest expense	13.4	9.3	44.1%	35.2	33.0	6.7%

Total losses and expenses	364.2	384.8	(5.4)%	1,127.2	1,359.1	(17.1)%

Loss from continuing operations before taxes	(131.3)	(162.3)	(19.1)%	(617.1)	(693.2)	(11.0)%
Income tax expense (benefit) from continuing operations	149.8	(74.4)	—	(28.4)	(267.4)	(89.4)%

Loss from continuing operations	$(281.1)	$(87.9)	—	$(588.7)	$(425.8)	38.3%
Loss from discontinued operations, net of tax	—	(5.3)	(100.0)%	—	(5.3)	(100.0)%

Net loss	$(281.1)	$(93.2)	—	$(588.7)	$(431.1)	36.6%

Diluted loss from continuing operations per share	$(1.74)	$(1.06)	64.2%	$(4.64)	$(5.18)	(10.4)%
Diluted loss from discontinued operations per share	—	(0.07)	(100.0)%	—	(0.06)	(100.0)%

Diluted net loss per share	$(1.74)	$(1.13)	54.0%	$(4.64)	$(5.24)	(11.5)%

The decrease in premiums earned in the third quarter of 2010 compared to the corresponding period of 2009 was driven by higher premium refunds and lower insurance in force in our U.S. Mortgage Insurance Operations. Our customers often continue to pay premium on loans in default to avoid coverage lapses in the event the delinquent borrowers become current on their loans. If we pay a claim on such a loan, we refund any unearned premiums. We also refund premiums in connection with our decision to rescind coverage on an insured loan. The decrease in premiums earned in the first nine months of 2010 compared to the corresponding period of 2009 was driven by U.S. Mortgage Insurance Operations’ lower insurance in force due to low levels of NIW.

The decreases in net investment income in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were primarily due to a combination of lower average investment balances and lower average pre-tax book yields. Our consolidated pre-tax book yield was 1.7% and 3.4% as of September 30, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. Part of the proceeds is currently invested in lower yield money market funds pending reinvestment in longer maturity taxable securities.

Consistent with our decision to reduce PMI’s investment in tax-advantaged securities, we sold the majority of PMI’s tax-advantaged municipal bonds and realized significant investment gains in the third quarter and first nine months of 2010.

In the third quarter and first nine months of 2010, our revenues decreased by $5.1 million and $93.6 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. In the third quarter of 2009, the decrease in fair value of our debt increased total revenues by $3.1 million. In the first nine months of 2009, the increase in fair value of our debt decreased total revenues by $17.5 million.

The decreases in other income in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were due primarily to decreases in net gains on credit default swaps in Europe.

New delinquencies in U.S. Mortgage Insurance Operations’ primary and pool insured loan inventories drove losses and LAE in the three and nine months ended September 30, 2009. In the third quarter and first nine months of 2010, losses and LAE were primarily driven by additions to reserves on defaults reported in the periods and to a lesser extent, additions to reserves as a result of re-estimations of future cure rates on U.S Mortgage Insurance Operations’ existing primary default inventory. The decreases in losses and LAE in the third quarter and first nine months of 2010 compared to the same periods of 2009 were primarily driven by lower levels of new notices of default and decreases in pool losses as a result of significant reductions in pool risk-in-force driven by the operation of contractual stop loss limits and modified pool contract restructurings.

The decreases in other underwriting and operating expenses in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were primarily due to the rationalization of our workforce associated with refocusing on our U.S. Mortgage Insurance Operations in 2009. As a result of our Convertible Notes issuance in the second quarter of 2010, we incurred higher interest expense in the first nine months of 2010 than in the first nine months of 2009.

The effective tax rates for continuing operations were (114.0)% and 4.6% for the third quarter and first nine months of 2010, respectively, compared to 45.8% and 38.6% for the third quarter and first nine months of 2009, and the federal statutory rate of 35.0%. The primary driver for the change in effective tax rates and an increase in tax expense for 2010 was the $200.2 million increase in our deferred tax valuation allowance to $453.1 million in the third quarter of 2010. As we reported consolidated net losses for the three months and nine months ended September 30, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our effective tax rates in those quarters above the federal statutory rate.

Segment Results

The following table presents consolidated results for each of our segments:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(251.6)	$(110.6)	127.5%	$(489.0)	$(414.0)	18.1%
International Operations	2.6	27.4	(90.5)%	7.3	20.7	(64.7)%
Corporate and Other	(32.2)	(4.7)	—	(107.0)	(32.5)	—

Loss from continuing operations*	$(281.1)	$(87.9)	—	$(588.7)	$(425.8)	38.3%
Loss from discontinued operations	—	(5.3)	(100.0)%	—	(5.3)	(100.0)%

Net loss*	$(281.1)	$(93.2)	—	$(588.7)	$(431.1)	36.6%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in losses from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$139.0	$167.4	(17.0)%	$442.5	$522.0	(15.2)%

Premiums earned	138.6	173.5	(20.1)%	447.2	537.3	(16.8)%
Net investment income	15.5	26.5	(41.5)%	61.9	83.2	(25.6)%
Equity in losses from unconsolidated subsidiaries	(2.9)	(4.3)	(32.6)%	(11.1)	(7.8)	42.3%
Net realized investment gains	82.5	11.8	—	89.6	31.2	187.2%
Other income	2.2	—	—	4.4	—	—

Total revenues	235.9	207.5	(13.7)%	592.0	643.9	(8.1)%

Losses and LAE	317.1	334.6	(5.2)%	988.3	1,191.3	(17.0)%
Underwriting and operating expenses	30.7	34.2	(10.2)%	94.2	107.1	(12.0)%
Interest expense	3.2	—	—	5.4	—	—

Total losses and expenses	351.0	368.8	(4.8)%	1,087.9	1,298.4	(16.2)%

Loss before income taxes	(115.1)	(161.3)	(28.6)%	(495.9)	(654.5)	(24.2)%
Income tax expense (benefit)	136.5	(50.7)	—	(6.9)	(240.5)	(97.1)%

Net loss	$(251.6)	$(110.6)	127.5%	$(489.0)	$(414.0)	18.1%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Direct premiums written, net of refunds	$169.9	$205.4	(17.3)%	$539.2	$640.1	(15.8)%
Ceded premiums, net of assumed	(30.9)	(38.0)	(18.7)%	(96.7)	(118.1)	(18.1)%

Net premiums written	$139.0	$167.4	(17.0)%	$442.5	$522.0	(15.2)%

Premiums earned	$138.6	$173.5	(20.1)%	$447.2	$537.3	(16.8)%

The decrease in premiums earned in the third quarter of 2010 compared to the corresponding period of 2009 was driven by higher premium refunds and lower insurance in force. The decrease in premiums earned in the first nine months of 2010 compared to the corresponding period of 2009 was driven by lower insurance in force due to low levels of NIW. The decreases in ceded premiums in the third quarter and first nine months of 2010 compared to the corresponding periods of 2009 were primarily due to XOL captives placed in runoff effective January 1, 2009. As of September 30, 2010, 45.2% of PMI’s primary risk-in-force was subject to captive reinsurance agreements compared to 47.5% as of September 30, 2009. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Net investment income – Net investment income decreased in the third quarter and first nine months of 2010 primarily due to a combination of lower average investment balances and lower average pre-tax book yields. The average pre-tax book yield in the third quarter and first nine months of 2010 was lower than the corresponding periods of 2009 primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which generally have higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. Part of the proceeds is currently invested in lower yield money market funds pending reinvestment in longer maturity taxable securities.

Equity in earnings (losses) from unconsolidated subsidiaries — U.S. Mortgage Insurance Operations’ equity in losses from unconsolidated subsidiaries is derived entirely from the results of operations of CMG MI. Equity in losses from CMG MI were $2.9 million and $11.1 million in the third quarter and first nine months of 2010, respectively, compared to equity in losses of $4.3 million and $7.8 million in the corresponding periods in 2009. Equity in losses from CMG MI in the third quarter and first nine months of 2010 were primarily the result of continued elevated losses and LAE recorded due to receipt of new notices of default.

Net realized investment gains – The net realized investment gains in the third quarter and first nine months of 2009 and 2010 were driven primarily by sales of municipal bonds and preferred securities, due to our decision to reduce PMI’s investment in tax-advantaged and equity securities.

Losses and LAE — PMI’s total losses and LAE includes net changes in the applicable period to loss reserves on PMI’s primary and pool delinquent loan inventories. Total losses and LAE also includes expenses related to default, loss mitigation and claim processing in the applicable period. Because losses and LAE includes changes to loss reserves, it incorporates our best estimate of PMI’s future claim payments and costs relating to PMI’s existing inventories of delinquent loans. PMI’s losses and LAE are shown in the following table.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Losses incurred - primary	$265.9	$214.4	24.0%	$821.3	$648.6	26.6%
Losses incurred - pool	43.5	92.1	(52.8)%	123.5	484.9	(74.5)%
LAE and other	7.7	28.1	(72.6)%	43.5	57.8	(24.7)%

Total losses and LAE incurred	$317.1	$334.6	(5.2)%	$988.3	$1,191.3	(17.0)%

New notices of default - primary	29,715	41,359	(28.2)%	92,580	122,673	(24.5)%

Although new notices of default in PMI’s primary portfolio declined in 2010 compared to 2009, primary losses incurred increased for the three and nine months ended September 30, 2010 compared to the corresponding periods of 2009 primarily due to reserves on new delinquencies reported during the periods and, to a lesser extent, additional reserves as a result of re-estimations of future claim rates on PMI’s existing delinquent loan inventory. Pool losses incurred decreased for the three and nine months ended September 30, 2010 compared to the corresponding periods of 2009 as a result of significant reductions in pool risk-in-force driven by the operation of contractual stop loss limits and modified pool contract restructurings.

As of September 30, 2010, we ceded $522.1 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of September 30, 2010, assets in captive trust accounts held for the benefit of PMI totaled approximately $833.1 million, before quarterly net settlements. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Claims paid – PMI’s claims paid including LAE is presented below:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Total primary claims paid	$263.5	$158.5	66.2%	$774.8	$494.5	56.7%
Total pool and other	45.2	268.8	(83.2)%	223.5	325.7	(31.4)%
Loss adjustment expenses	14.0	11.6	20.7%	39.7	34.0	16.8%

Total claims paid including LAE	$322.7	$438.9	(26.5)%	$1,038.0	$854.2	21.5%
Number of primary claims paid (1)	9,079	4,192	116.6%	24,255	13,509	79.5%
Average primary claim size (in thousands)	$30.2	$37.8	(20.1)%	$32.4	$36.6	(11.5)%

(1)	Amount includes claims denials.

As PMI’s delinquent loan inventory has grown in size and aged, PMI has experienced an increase in the total and number of primary claims paid. The increase in the total and number of primary claims paid in 2010 has been driven by economic factors, including continued home price deterioration and high unemployment. PMI’s total pool claims paid in the third quarter and first nine months of 2010 were primarily the result of discounted accelerated claim payments PMI made in connection with the restructuring of a significant number of modified pool contracts in those periods. The decreases in PMI’s average primary claim size in the third quarter and first nine months of 2010 from the corresponding periods in 2009 were driven primarily by higher incidences of claim denials, which are settled without payment.

Defaults – PMI’s primary mortgage insurance master policies define “default” as the borrower’s failure to pay when due an amount equal to the scheduled installment payment under the terms of the mortgage. Generally, the master policies require an insured to notify PMI of a default no later then the last business day of the month following the month in which the borrower becomes three monthly payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default until the borrower has missed two consecutive payments. Depending upon its scheduled payment date, a loan in default for two consecutive monthly payments could be reported to PMI between the 31st and the 60th day after the first missed payment due date.

PMI’s primary delinquent roll forward is presented in the tables below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
Number of policies
Beginning delinquent inventory	138,431	126,431	9.5%	150,925	109,580	37.7%
Plus: New notices	29,715	41,359	(28.2)%	92,580	122,673	(24.5)%
Less: Cures	(25,998)	(20,390)	27.5%	(83,571)	(71,187)	17.4%
Less: Paids (1)	(9,079)	(4,192)	116.6%	(24,255)	(13,509)	79.5%
Less: Rescissions	(1,178)	(1,947)	(39.5)%	(3,788)	(6,296)	(39.8)%

Ending delinquent inventory, September 30	131,891	141,261	(6.6)%	131,891	141,261	(6.6)%

(1)	Claims paid are net of claim reversals and reinstatements.

PMI’s primary default data are presented in the table below.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Flow channel
Loans in default	107,978	113,438	120,665	122,365	113,653	101,027	93,028
Policies in force	562,164	577,040	591,079	606,240	622,270	638,965	657,999
Default rate	19.21%	19.66%	20.41%	20.18%	18.26%	15.81%	14.14%

Structured channel
Loans in default	23,913	24,993	26,583	28,560	27,608	25,404	24,475
Policies in force	85,155	89,164	92,809	99,177	102,759	106,586	110,442
Default rate	28.08%	28.03%	28.64%	28.80%	26.87%	23.83%	22.16%

Total primary
Loans in default	131,891	138,431	147,248	150,925	141,261	126,431	117,503
Policies in force	647,319	666,204	683,888	705,417	725,029	745,551	768,441
Default rate	20.37%	20.78%	21.53%	21.40%	19.48%	16.96%	15.29%

PMI’s modified pool default data are presented in the table below.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Modified pool with deductible
Loans in default	4,023	4,186	10,573	35,661	37,203	42,227	39,238
Policies in force	34,375	36,974	59,699	129,472	147,033	185,784	190,830
Default rate	11.70%	11.32%	17.71%	27.54%	25.30%	22.73%	20.56%

Modified pool without deductible
Loans in default	7,711	8,974	9,880	10,363	10,177	10,490	10,400
Policies in force	36,171	43,694	45,252	48,628	50,118	52,647	54,123
Default rate	21.32%	20.54%	21.83%	21.31%	20.31%	19.93%	19.22%

Total modified pool
Loans in default	11,734	13,160	20,453	46,024	47,380	52,717	49,638
Policies in force	70,546	80,668	104,951	178,100	197,151	238,431	244,953
Default rate	16.63%	16.31%	19.49%	25.84%	24.03%	22.11%	20.26%

The changes in PMI’s primary and modified pool default inventories in the first nine months of 2010 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults and Modified Pool, above.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$4.6	$3.8	21.1%	$12.7	$10.3	23.3%
Other underwriting and operating expenses	26.1	30.4	(14.1)%	81.5	96.8	(15.8)%

Total underwriting and operating expenses	$30.7	$34.2	(10.2)%	$94.2	$107.1	(12.0)%

Policy acquisition costs incurred and deferred	$6.2	$5.6	10.7%	$17.5	$18.7	6.4%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e., monthly, annual and single premium). Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. The increases in amortization of deferred policy acquisition costs for the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were primarily due to increases in deferred policy acquisition costs. PMI’s deferred policy acquisition cost asset was $46.1 million as of September 30, 2010 compared to $41.3 million as of December 31, 2009 and $40.7 million as of September 30, 2009.

Other underwriting and operating expenses generally consist of all costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 primarily due to changes in the allocation of LAE across business units as well as a decrease in depreciation expense due to several capital projects being completely amortized as of the first quarter 2010.

Interest expense — The increases in interest expense in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were due to the interest from the surplus notes issued by MIC to The PMI Group upon completion of the sale of convertible senior notes in the second quarter of 2010. The Surplus Notes have a principal balance of $285 million and pay interest at 4.50%.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The primary driver of the tax expense recorded in our U.S. Mortgage Insurance Operations segment was the $181.0 million increase in our deferred tax valuation allowance in the third quarter of 2010. See Additional Conditions and Trends – Deferred Tax Assets, above. U.S. Mortgage Insurance Operations had an effective tax rate of (118.6)% and 1.4% for the third quarter and first nine months of 2010, respectively, as a result of the tax expense combined with minor benefits from tax exempt interest and dividends.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
	2010	2009		2010	2009
Loss ratio	228.8%	192.8%	36.0 pps	221.0%	221.7%	(0.7) pps
Expense ratio	22.1%	20.5%	1.6 pps	21.3%	20.5%	0.8 pps

Combined ratio	250.9%	213.3%	37.6 pps	242.3%	242.2%	0.1 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the third quarter 2010 compared to the corresponding period of 2009 as a result of lower net premiums written in 2010, partially offset by lower losses and LAE. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increases in PMI’s expense ratio in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were primarily due to decreases in net premiums written which were in excess of the reduction in total underwriting and operating expenses.

Primary NIW — The components of PMI’s primary NIW are as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
Primary NIW:	(Dollar in millions)			(Dollar in millions)
Flow channel	$2,004	$1,176	70.4%	$4,535	$8,024	(43.5)%
Structured finance channel	—	—	—	—	1	(100.0)%

Total primary NIW	$2,004	$1,176	70.4%	$4,535	$8,025	(43.5)%

For a discussion of NIW, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—NIW, above.

Insurance and risk-in-force — PMI’s primary insurance in force and primary and pool risk-in-force are shown in the table below.

	As of September 30,		Percentage Change/ Variance
	2010	2009
	(Dollars in millions)
Primary insurance in force	$104,564	$116,932	(10.6)%
Primary risk-in-force	25,568	28,599	(10.6)%
Pool risk-in-force*	624	1,292	(51.7)%
Policy cancellations—primary (year-to-date)	13,665	15,359	(11.0)%
Persistency—primary	84.7%	83.8%	0.9	pps

*	Includes modified pool and other pool risk-in-force.

Primary insurance in force and risk-in-force as of September 30, 2010 decreased from September 30, 2009 primarily as a result of lower levels of NIW over the first nine months of 2010, partially offset by higher persistency. The increase in PMI’s persistency rate in the first nine months of 2010 reflects lower levels of residential mortgage refinance activity in the insured market, tighter underwriting criteria and home price declines.

Modified pool risk-in-force as of September 30, 2010 was $0.4 billion compared to $0.8 billion and $1.0 billion as of December 31, 2009 and September 30, 2009, respectively. The decrease in modified pool risk-in-force in the first nine months of 2010 was primarily driven by the operation of contractual stop loss limits and modified pool contract restructurings.

The following table sets forth the percentages of PMI's primary risk-in-force as of September 30, 2010 and December 31, 2009 in the ten states with the highest risk-in-force as of September 30, 2010 in PMI’s primary portfolio:

	Percent of Primary Risk-in-Force as of September 30, 2010	Percent of Primary Risk-in-Force as of December 31, 2009
Florida	9.7%	10.1%
Texas	7.9%	7.5%
California	7.4%	7.7%
Illinois	5.2%	5.2%
Georgia	4.7%	4.7%
New York	4.0%	4.0%
Ohio	3.9%	3.9%
Pennsylvania	3.5%	3.4%
New Jersey	3.3%	3.3%
Washington	3.3%	3.2%

Credit and portfolio characteristics — Less-than-A quality loans generally include loans with credit scores less than 620. In the third quarter and first nine months of 2010, PMI did not write new insurance on less-than-A quality loans, Alt-A loans, Above-97s, interest only loans and payment option ARM loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) was insignificant in the third quarter and first nine months of 2010.

The following table presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as percentages of primary risk-in-force:

	September 30, 2010	December 31, 2009	September 30, 2009
As a percentage of primary risk-in-force:
Less-than-A Quality loans (FICO scores below 620)	6.6%	6.8%	6.8%
Less-than-A Quality loans with FICO scores below 575 *	1.7%	1.7%	1.8%
Alt-A loans	15.7%	17.0%	17.3%
ARMs (excluding 2/28 Hybrid ARMs)	6.8%	7.5%	7.7%
2/28 Hybrid ARMs **	1.4%	1.8%	1.9%
Above-97s (above 97% LTVs)	19.9%	20.4%	20.5%
Interest Only	10.1%	10.9%	11.0%
Payment Option ARMs	2.7%	3.1%	3.1%

*	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
**	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
PMI Europe	$2.7	$27.9	(90.3)%	$7.8	$21.2	(63.2)%
PMI Canada	(0.1)	(0.5)	(80.0)%	(0.5)	(0.5)	—

Income from continuing operations*	$2.6	$27.4	(90.5)%	$7.3	$20.7	(64.7)%
Loss from discontinued operations	—	(5.3)	(100.0)%	—	(5.3)	(100.0)%

Net income*	$2.6	$22.1	(88.2)%	$7.3	$15.3	(52.3)%

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
Net premiums written	$0.3	$(0.1)	—	$1.3	$(0.0)	—

Premiums earned	$1.0	$2.9	(65.5)%	$3.4	$8.5	(60.0)%
Net gains from credit default swaps	2.2	9.2	(76.1)%	4.4	24.0	(81.7)%
Net investment (loss) income	(2.1)	(0.8)	(162.5)%	1.6	3.5	(54.3)%
Net realized gains (losses)	0.7	0.2	—	1.1	(1.1)	—

Total revenues	1.8	11.5	(84.3)%	10.5	34.9	(69.9)%

Losses and LAE	(2.6)	2.0	—	(2.8)	8.7	(132.2)%
Other underwriting and operating expenses	1.1	2.0	(45.0)%	3.6	8.8	(59.1)%

Total losses and expenses	(1.5)	4.0	(137.5)%	0.8	17.5	(95.4)%

Income before taxes	3.3	7.5	(56.0)%	9.7	17.4	(44.3)%
Income tax expense (benefit)	0.6	(20.4)	102.9%	1.9	(3.8)	150.0%

Net income	$2.7	$27.9	(90.3)%	$7.8	$21.2	(63.2)%

The average USD/Euro currency exchange rate was 1.2931 and 1.3161 for the third quarter and first nine months of 2010 compared to 1.4298 and 1.3672 for the corresponding periods in 2009. The changes in the average USD/Euro currency exchange rates from 2009 to 2010 negatively impacted PMI Europe’s net income by $0.3 million in both the third quarter and first nine months of 2010.

Premiums written and earned — Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums earned decreased in the third quarter and first nine months of 2010 compared to the corresponding periods of 2009 due to the decision in 2008 to cease writing new business through PMI Europe and the commutation of several transactions in 2009. As PMI Europe’s insurance in force continues to age, we expect premiums earned to continue to decline.

Net gains from credit default swaps — As of September 30, 2010, PMI Europe was a party to five credit default swap (“CDS”) contracts classified as derivatives, compared to ten transactions as of September 30, 2009. We recorded net gains of $2.2 million and $4.4 million on CDS contracts for the third quarter and first nine months of 2010, respectively, compared to net gains of $9.2 million and $24.0 million for the corresponding periods in 2009. Net gains in 2010 from CDS contracts resulted primarily from changes in the fair value of the derivative contracts in the quarter, resulting from income earned in the quarter and the reversal of unrealized losses as the contracts continue to age. Net gains in 2009 were primarily a result of changes in the estimated exit value of contracts during the period resulting from changes in our non-performance risk due to the widening of our CDS spreads during the period.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short-term investments and foreign exchange gains or losses arising from the revaluation of short-term monetary assets. The decrease in net investment income for the third quarter of 2010 compared to the corresponding period in 2009 was primarily due to foreign exchange remeasurement losses on short-term monetary assets arising from the strengthening of the U.S. dollar against the Euro. The decrease in net investment income for the first nine months of 2010 compared to the corresponding period in 2009 was primarily due to foreign currency remeasurement losses and a decrease in pre-tax book yield. The pre-tax book yields were 1.7% and 2.6% as of September 30, 2010 and 2009, respectively. The reduction in book yield is primarily a result of the conversion of some of our Euro and Sterling assets into U.S. assets during 2010. We liquidated PMI Europe’s Sterling denominated investment portfolio and purchased U.S. dollar denominated assets in 2010, which is held as cash and cash equivalents as of September 30, 2010.

Losses and LAE — PMI Europe’s losses and LAE includes reductions in loss reserves of $3.3 million and $3.6 million and reductions in the premium deficiency reserve of $0.1 million and $1.4 million on PMI Europe’s primary portfolio for the third quarter and first nine months of 2010, respectively. The reductions in the premium deficiency reserve are the result of lower estimated lifetime losses on our primary portfolio. Improvement in losses and LAE in the third quarter and first nine months of 2010 were primarily driven by reserve decreases related to reinsurance of U.S. subprime exposures. Losses and LAE for the third quarter and first nine months of 2009 were primarily driven by reserve increases relating to new defaults in the Italian mortgage insurance portfolio as well as increases in reserves related to reinsurance of U.S. subprime exposures.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the third quarter and first nine months of 2010 compared to the same periods in 2009 due to the cessation of new business writings.

Income taxes — As a result of appreciation in PMI Europe’s investment portfolio, we increased our valuation allowance related to certain tax assets we expect to utilize in PMI Europe which generated a tax expense of $1.9 million during the first nine months of 2010. In addition, PMI Europe’s tax expense was higher in the first nine months of 2010 than the corresponding period of 2009 because we did not include U.S. federal income tax on the undistributed earnings from foreign subsidiaries in the first nine months of 2009, as they were deemed permanently reinvested at the time.

Risk-in-force — PMI Europe’s risk-in-force was $2.0 billion as of September 30, 2010, and $4.9 billion at December 31, 2009. The decrease in 2010 compared to December 31, 2009 was primarily due to a counterparty exercising a call option in respect of two CDS transactions in March 2010 and foreign currency translation resulting from the strengthening of the U.S. dollar relative to the Euro.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada is not writing new business.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(USD in millions)			(USD in millions)
Total revenues (expenses)	$0.3	$—	—	$0.8	$(0.5)	—

Losses and LAE	0.3	0.2	50.0%	0.7	0.6	16.7%
Underwriting and operating expenses	0.1	0.3	(66.7)%	0.6	0.9	(33.3)%

Total losses and expenses	0.4	0.5	(20.0)%	1.3	1.5	(13.3)%

Loss before taxes	(0.1)	(0.5)	(80.0)%	(0.5)	(2.0)	(75.0)%
Income tax benefit	—	—	—	—	(1.5)	(100.0)%

Net loss	$(0.1)	$(0.5)	(80.0)%	$(0.5)	$(0.5)	—

Total revenues increased in the third quarter and first nine months of 2010 compared to the corresponding periods of 2009 primarily due to an increase in investment income. PMI Canada decreased the premium deficiency reserve by $0.4 million in the first nine months of 2010 as a result of the establishment of loss reserves on PMI Canada’s portfolio.

Corporate and Other

Effective December 31, 2009, we combined our “Financial Guaranty” and “Corporate and Other” segments for all periods presented. The results of our Corporate and Other segment include net investment income, interest expense, equity in earnings (losses) from our former investments in RAM Re and FGIC, whose carrying values are zero as a result of our impairments of the investments in 2008, and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2010	2009		2010	2009
	(Dollars in millions)			(Dollars in millions)
Net investment income	$0.1	$0.4	(75.0)%	$0.4	$3.1	(87.1)%
Equity in losses from unconsolidated subsidiaries	(0.1)	(0.1)	—	(0.3)	(0.4)	(25.0)%
Net realized investment gains	—	—	—	0.2	—	—
Change in fair value of certain debt instruments	(5.1)	3.1	—	(93.6)	(17.5)	—
Other income	—	—	—	—	2.4	(100.0)%

Total (expenses) revenues	(5.1)	3.4	—	(93.3)	(12.4)	—

Share-based compensation expense	0.9	0.6	50.0%	2.8	3.7	(24.3)%
Other operating expenses	3.3	1.5	120.0%	4.6	5.2	(11.5)%

Total other operating expenses	4.2	2.1	100.0%	7.4	8.9	(16.9)%
Interest expense	10.2	9.3	9.7%	29.7	32.9	(9.7)%

Total expenses	14.4	11.4	26.3%	37.1	41.8	(11.2)%

Net loss before income taxes	(19.5)	(8.0)	143.8%	(130.4)	(54.2)	140.6%
Income tax expense (benefit)	12.7	(3.3)	—	(23.4)	(21.7)	7.8%

Net loss	$(32.2)	$(4.7)	—	$(107.0)	$(32.5)	—

Net investment income – Net investment income decreased in the third quarter and first nine months of 2010 primarily due to a decline in investable assets at the holding company and our investment book yield.

Equity in losses from unconsolidated subsidiaries — The equity in losses from unconsolidated subsidiaries remained unchanged in the third quarter and decreased in the first nine months of 2010 compared to the corresponding period in 2009. The decrease in the first nine months of 2010 is primarily due to the decrease in losses from limited partnership investments.

Net realized investment gains – Net realized investment gains increased in the first nine months of 2010 compared to the corresponding periods in 2009 due primarily to the sale of common stock.

Change in fair value of certain debt instruments – In the third quarter and first nine months of 2010, our total revenues were reduced by $5.1 million and $93.6 million, respectively, as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the periods. In the third quarter of 2009, the decrease in fair value of our debt increased total revenues by $3.1 million. In the first nine months of 2009, the increase in fair value of our debt decreased total revenues by $17.5 million.

Other income – In the first nine months of 2009, we recorded other income for contract underwriting services provided prior to discontinuing those services in the second quarter of 2009.

Share-based compensation expense — The increase in the share-based compensation expense in the third quarter of 2010 compared to the third quarter of 2009 was primarily due to the amortization of 2010 option grants, which have higher book share values than the 2009 grants. The decrease in share-based compensation expense in the first nine months of 2010 compared to the corresponding period in 2009 was primarily due to decreases in the fair value of share-based compensation and the number of stock units granted in the first nine months of 2010.

Other operating expenses — Other operating expenses increased in the third quarter of 2010 compared to the third quarter of 2009 partially due to changes in the fair market value of stock in the officer’s deferred compensation program. Other operating expenses decreased in the first nine months of 2010 compared to the corresponding period of 2009 primarily due to the cessation of contract underwriting services.

Interest expense — Interest expense increased in the third quarter of 2010 compared to the corresponding period in 2009 primarily due to the interest expense related to the Convertible Notes (see below in Liquidity and Capital Resources) issued in the second quarter of 2010. As a result of paying down our line of credit from $200 million to $125 million in 2009 and from $125 million to $50 million in the second quarter of 2010 following the completion of our capital offerings, we paid lower interest and fees on our line of credit in the first nine months of 2010 than in the corresponding periods in 2009.

Income taxes —The tax expense recorded in our Corporate and Other segment in the third quarter of 2010 reflects an increase of $19.1 million in our deferred tax asset valuation allowance, resulting in an effective tax rate of (64.7)% and 18.0% for the third quarter and first nine months of 2010, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing agreements and regularly scheduled interest payments by MIC on the Surplus Notes, described below. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 or the first nine months of 2010 and we do not expect that MIC will be able to pay dividends during 2010 or 2011.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments and dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $78.5 million at September 30, 2010 compared to $66.1 million at December 31, 2009. The increase in The PMI Group’s available funds was due to our concurrent public offerings of common stock and convertible debt in the second quarter of 2010 of which a portion of the proceeds were contributed to MIC. We believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011.

Convertible Senior Notes due 2020 – In the second quarter of 2010, we completed a concurrent public offering of equity and debt, including the sale of $285 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (“Convertible Notes”) and received aggregate net proceeds of approximately $732 million. Of these aggregate net proceeds, The PMI Group contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”).

The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest principal and redemptions with respect to the Convertible Notes or cash settlement of the Convertible Notes once such conversions exceed a specified level. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Arizona Insurance Department ("Department"), which has issued a letter to PMI pre-approving regularly scheduled interest payments to The PMI Group on the Surplus Notes. The pre-approval may be rescinded by the Department at any time in its sole discretion.

Credit Facility

In the second quarter of 2010, The PMI Group used $75 million of the net proceeds from its concurrent common stock and Convertible Notes offerings to pay down our credit facility from $124.8 million to $49.8 million; the total maximum amount of the lenders’ commitments is $50.0 million. In April 2010, in connection with the offerings, we amended our credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant. The credit facility places certain limitations on our ability to pay dividends on our common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. We do not expect that The PMI Group’s Board of Directors will declare a quarterly dividend for the foreseeable future.

The QBE Note

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through September 30, 2010, we do not currently expect that, as of September 30, 2010, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended September 30, 2010 (as described below). The last such report that we received was for the period ended June 30, 2010. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of the PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note.

We pledged the QBE Note to the lenders under the credit facility. Under the terms of the credit facility, the size of the credit facility may be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the credit facility. Under these procedures, the value of the QBE Note is subject to reduction on account of losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the credit facility, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The credit facility requires that for purposes of determining the commitment under the credit facility, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended June 30, 2010) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the credit facility. See Part I, Item IA. of our Annual Report on Form 10-K for the year ended December 31, 2009, Risk Factors - If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

Dividends to The PMI Group

MIC’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and our agreements with Fannie Mae and Freddie Mac relating to PMAC. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. We do not anticipate that MIC will pay any dividends to The PMI Group in 2010 or 2011.

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

U.S. Mortgage Insurance Operations Liquidity — The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, interest payments on the Surplus Notes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are the investment portfolio, including cash and cash equivalents, written premiums, net investment income and capital contributed from its holding company (TPG).

International Operations Liquidity — The principal uses of this segment’s liquidity are the payment of operating expenses, claim payments and taxes. The principal sources of this segment’s liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

There remains significant uncertainty as to the ultimate level and timing of PMI’s losses from its existing insurance portfolio. If PMI’s losses or the timing of such losses exceed our current projections in the future, MIC’s minimum policyholders’ position may decline below and it risk-to-capital ratio may increase above levels necessary to meet applicable capital adequacy requirements. As of September 30, 2010, MIC’s excess minimum policyholders’ position was $332.1 million and risk-to-capital ratio was 17.2 to 1. Our future losses and MIC’s ability to meet capital adequacy requirements are affected by a variety of factors, many of which are difficult to predict and may be outside of our control.

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

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $37.3 million as of September 30, 2010 (less than 1% of the total original risk-in-force).

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, credit default swap obligations, operating lease obligations and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities	$14,883	$24,049	$58,570	$73,267
Equity securities	2,046	2,959	7,915	11,755
Short-term investments, cash and cash equivalents and other	(2,147)	(543)	436	6,074

Investment income before expenses	14,782	26,465	66,921	91,096
Investment expenses	(1,145)	(485)	(2,735)	(1,395)

Net investment income	$13,637	$25,980	$64,186	$89,701

The decreases in net investment income in the third quarter and first nine months of 2010 compared to the corresponding periods in 2009 were primarily due to a combination of lower average investment balances and lower average pre-tax book yields. Our consolidated pre-tax book yield was 1.7% and 3.4% as of September 30, 2010 and 2009, respectively. This decline in our consolidated pre-tax book yield was primarily due to our decision to liquidate the majority of our tax-advantaged municipal bond and preferred stock securities which generally have higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. Some of the proceeds is currently invested in lower yield money market funds pending reinvestment in longer maturity taxable securities. The negative net investment income related to short-term investments, cash and cash equivalents and other for the third quarters of 2010 and 2009 was primarily due to foreign exchange remeasurement losses on U.S. denominated short-term monetary assets in PMI Europe arising from the strengthening of the Euro against the U.S. dollar.

Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our financial condition and operating requirements, including our tax position. In response to recent operating losses, we reduced investments in tax-advantaged securities and are redeploying the proceeds from the sold investments into generally higher yielding taxable securities.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Fixed income securities:
Gross gains	$70,783	$16,412	$79,824	$38,156
Gross losses	(313)	(1,520)	(5,501)	(4,265)

Net gains	70,470	14,892	74,323	33,891
Equity securities:
Gross gains	13,087	6,993	16,860	11,027
Gross losses	—	(8,830)	(148)	(13,897)

Net gains (losses)	13,087	(1,837)	16,712	(2,870)
Short-term investments:

Net losses	(416)	(1,134)	(64)	(1,759)

Net gains from sale of unconsolidated subsidiary	10	—	10	—

Net realized investment gains before income taxes	83,151	11,921	90,981	29,262
Income tax expense	29,103	4,172	31,843	10,242

Total net realized investment gains after income taxes	$54,048	$7,749	$59,138	$19,020

We realized significant investment gains in the third quarter and first nine months of 2010 primarily from the sale of investments as a result of our decision to reduce our investment in tax-advantaged securities and to redeploy the proceeds into taxable securities. See Conditions and Trends Affecting our Business- U.S. Mortgage Insurance Operations- Net Realized Investment Gains. Net realized investment gains for the first nine months of 2009 include a $0.5 million loss related to our other-than-temporary impairment of certain preferred securities in our U.S. investment portfolio and a $0.3 million loss related to fixed income securities in our International investment portfolio recorded in the first quarter of 2009. Upon adoption of Topic 320 on April 1, 2009, we recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. We did not record impairments in the third quarter and first nine months of 2010.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of September 30, 2010 and December 31, 2009. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
September 30, 2010
U.S. Municipal bonds	$206,008	$—	$—	$206,008
Foreign governments	146,656	31,159	—	177,815
Corporate bonds	746,794	62,309	—	809,103
FDIC corporate bonds	306,420	11,651	—	318,071
U.S. government and agencies	197,264	12,574	—	209,838
Asset-backed securities	127,749	—	—	127,749
Mortgage-backed securities	212,182	—	1,960	214,142

Total fixed income securities	1,943,073	117,693	1,960	2,062,726
Equity securities:
Common stocks	26,562	—	—	26,562
Preferred stocks	126,276	—	—	126,276

Total equity securities	152,838	—	—	152,838
Short-term investments	438	24	—	462

Total investments	$2,096,349	$117,717	$1,960	$2,216,026

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
U.S. Municipal bonds	$2,052,174	$—	$13,221	$2,065,395
Foreign governments	—	46,033	—	46,033
Corporate bonds	4,649	82,811	—	87,460
FDIC corporate bonds	131,666	7,742	—	139,408
U.S. government and agencies	3,981	7,013	146	11,140
Mortgage-backed securities	3,280	—	2,472	5,752

Total fixed income securities	2,195,750	143,599	15,839	2,355,188
Equity securities:
Common stocks	29,090	—	—	29,090
Preferred stocks	186,023	—	—	186,023

Total equity securities	215,113	—	—	215,113
Short-term investments	999	23	1,210	2,232

Total investments	$2,411,862	$143,622	$17,049	$2,572,533

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio decreased to $2.2 billion as of September 30, 2010 from $2.6 billion as of December 31, 2009 primarily as a result of holding proceeds from the sale of tax-advantaged securities as cash, pending redeployment in generally higher yielding taxable securities.

Our consolidated investment portfolio consists primarily of publicly traded corporate bonds, U.S. and foreign government bonds, municipal bonds, mortgage-backed securities, asset-backed securities and preferred stocks. In accordance with Topic 320, our entire investment portfolio is designated as available-for-sale and reported at fair value with changes in fair value recorded in accumulated other comprehensive income (loss). Our investment policies and strategies are subject to change depending on regulatory, economic and market conditions and our financial condition and operating requirements, including our tax position.

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2010:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	66%	71%	97%	67%
AA	10%	6%	—	10%
A	20%	20%	—	20%
BBB	4%	3%	—	3%
Below investment grade	—	—	—	—
Not Rated	—	—	3%	—

Total	100%	100%	100%	100%

As of September 30, 2010, approximately $148.3 million, or 4.5% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include AMBAC, NPFG, FGIC, AGC, AGMC and others. The table below presents the fair value of securities and the percentage of our consolidated investment portfolio that are insured by these financial guarantors as of September 30, 2010.

	Fair Value (in thousands)	% of Consolidated Investments
NPFG	$60,143	1.8%
AMBAC	25,974	0.8%
AGC	26,925	0.8%
AGMC	9,148	0.3%
Other	24,033	0.7%
FGIC	2,099	0.1%

Total	$148,322	4.5%

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of September 30, 2010, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	65%	71%	97%	66%
AA	10%	5%	—	10%
A	21%	20%	—	20%
BBB	4%	4%	—	4%
Below investment grade	—	—	—	—
Not Rated	—	—	3%	—

Total	100%	100%	100%	100%

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio (as defined in the agreement) at or below 19.0 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. MIC has a capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under such agreement, as we have ceased writing new business through our Canadian operations.

Cash Flows

On a consolidated basis, our principal sources of funds are cash flows generated by our subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) through 2011. The PMI Group currently has sufficient funds or other sources of liquidity to enable it to repay our credit facility if the obligation is required to be repaid prior to maturity.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $660.8 million in the first nine months of 2010 compared to consolidated cash flows used in operating activities of $186.4 million in the first nine months of 2009. Cash flows used in operations increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to increases in claim payments from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2010 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums written due to the continued decline of insurance in force and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows provided by investing activities in the first nine months of 2010, including purchases and sales of investments and capital expenditures, were $418.7 million compared to consolidated cash flows used in investing activities of $376.4 million in the first nine months of 2009. The change in cash flows provided by investing activities in the first nine months of 2010 compared to cash flows used in investing activities in the first nine months of 2009 was due primarily to proceeds from sales and maturities of fixed income and equity securities. We will continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $655.0 million in the first nine months of 2010 compared to consolidated cash flows used in financing activities of $74.5 million in the first nine months of 2009. The change in cash flows provided by financing activities was due primarily to the sale of additional common stock and the Convertible Notes in the second quarter of 2010.

Ratings

The rating agencies have assigned the following ratings to certain of The PMI Group’s subsidiaries and equity investee subsidiaries:

	Standard & Poor's	Moody’s	Fitch
Financial Strength Ratings
PMI Mortgage Insurance Co.	B+	B2	NR
CMG MI	BBB	NR	BBB

Recent Developments Relating to Mortgage Insurance Companies Ratings

On August 6, 2010, Fitch affirmed CMG’s insurer financial strength rating of ‘BBB’ and maintained a negative outlook. Fitch noted that CMG’s investment grade rating reflected the fundamental balance sheet strength and better credit performance of the company’s insured portfolio as compared to those of its peers.

On September 15, 2010, Standard and Poor’s affirmed CMG’s ‘BBB’ rating with a negative outlook. The rating affirmation was primarily based on CMG’s leadership position within the credit union market coupled with its conservative underwriting philosophy.

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

The following table shows the reasonable range of losses and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of September 30, 2010 and December 31, 2009 by segment and on a consolidated basis:

	As of September 30, 2010			As of December 31, 2009
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,600.0	$3,550.0	$2,982.5	$2,650.0	$3,850.0	$3,213.7
International Operations	25.5	43.6	32.7	26.3	46.1	40.1

Consolidated loss and LAE reserves*	$2,625.5	$3,593.6	$3,015.2	$2,676.3	$3,896.1	$3,253.8

*	May not total due to rounding.

U.S. Mortgage Insurance Operations — We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default, and (ii) estimated defaults incurred but not reported to PMI by its customers. Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim/cure rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices and unemployment. Our estimation process uses generally recognized actuarial projection methodologies. As part of our estimation process, we also evaluate various scenarios representing possible losses and LAE under different economic assumptions.

We believe the amounts recorded represent the most likely outcome within the actuarial ranges. The recorded reserves for U.S. Mortgage Insurance Operations as of September 30, 2010 are below the midpoint of the actuarially-determined reserve range. Management’s best estimate was below the actuarial midpoint primarily due to our views with respect to the ultimate cure rates of our pending delinquencies. The resolution of a significant number of delinquencies in our insured loan inventories has been delayed beyond historical levels. Management believes that the likely ultimate benefit of the resolution of these delinquencies, including through loan modifications, loan work-outs and borrowers bringing their loans current, is not fully reflected in available data and, accordingly, was not able to be fully considered in the development of the actuarial range. To the extent future actual cure rates are below management’s expectations, we would expect that future reserves would need to increase from current levels. In the third quarter of 2010, we reduced our future expected cure rates primarily as a result of lower than expected cures in 2010, which negatively impacted loss reserves in the period. There is no assurance that we will not have to adjust cure rates in the future based on actual cures on our existing delinquent loan inventories.

Our expectations regarding future levels of loan modifications, rescissions and claims denials factor into management’s loss reserve estimation process. Loan modification programs may not ultimately provide material benefits. Our projections of future rescission and claim denial activity with respect to the current inventory of delinquent loans have materially reduced our loss reserve estimates. In the second quarter of 2010, partly as a result of the decline in rescission activity beyond our expectations, we reduced our future expected cure rates, which negatively impacted PMI’s loss reserves in the first nine months of 2010. With the increase in claims denials in 2010, we increased our assumptions of future claims denials in the third quarter of 2010 which reduced our loss reserve estimates. To the extent we must reverse our rescissions or claims denials beyond expected levels or future rescission activity or claims denials is lower than expected, we may need to significantly increase our loss reserve estimates in future periods.

The decrease in our U.S. Mortgage Insurance Operations’ loss reserve at September 30, 2010 compared to September 30, 2009 was primarily due to the payment of claims on our primary and pool insurance portfolios. The payment of claims on our modified pool portfolio reflects the acceleration of claim payments related to the restructuring and commutation of certain modified pool policies in the first nine months of 2010. The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1,	$3,213.7	$2,624.5
Reinsurance recoverables	(703.6)	(482.7)

Net balance at January 1,	2,510.1	2,141.8
Losses and LAE incurred (principally with respect to defaults occurring in):
Current year	706.2	1,120.0
Prior years	282.1	71.3

Total incurred	988.3	1,191.3
Losses and LAE payments (principally with respect to defaults occurring in):
Current year	(12.9)	(128.2)
Prior years	(1,025.1)	(726.0)

Total payments	(1,038.0)	(854.2)

Net balance at September 30,	2,460.4	2,478.9
Reinsurance recoverables	522.1	659.4

Balance at September 30,	$2,982.5	$3,138.3

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $1.0 billion and $854.2 million for the periods ended September 30, 2010 and 2009, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $988.3 million and $1.2 billion for the periods ended September 30, 2010 and 2009, respectively, are management’s best estimates of ultimate losses and LAE and are subject to change. The changes in our estimates are principally reflected in the losses and LAE incurred line item which shows an increase to losses and LAE incurred related to prior years of $282.1 million and $71.3 million for the periods ended September 30, 2010 and 2009, respectively.

The table below breaks down the changes in reserves related to prior years by particular accident years for the nine months ended September 30, 2010 and 2009, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	September 30, 2010	December 31, 2009	September 30, 2009	December 31, 2008	September 30, 2010 vs. December 31, 2009	September 30, 2009 vs. December 31, 2008
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$(2.3)	$1.0
2003	225.1	226.5	226.8	225.9	(1.4)	0.9
2004	239.5	241.1	241.4	241.2	(1.6)	0.2
2005	271.8	271.9	271.8	272.0	(0.1)	(0.2)
2006	421.3	414.3	412.2	409.9	7.0	2.3
2007	1,200.5	1,114.7	1,084.8	1,042.3	85.8	42.5
2008	1,974.0	1,829.5	1,744.4	1,719.8	144.5	24.6
2009	1,603.0	1,552.8	1,120.0	—	50.2	—
2010	706.2	—	—	—	—	—

Total					$282.1	$71.3

The $282.1 million and $71.3 million increases related to prior years’ reserves in the first nine months of 2010 and 2009, respectively, were due to re-estimations of ultimate loss rates from those established at the original notices of defaults, updated through the periods presented. The $282.1 million increase in prior years’ reserves during the first nine months of 2010 was driven by re-estimations of future cure rates on PMI’s delinquent inventory and, to a lesser extent, due to adverse claim rate development in the modified pool insurance portfolio. The increase in prior years’ reserves during the first nine months of 2010 was partially offset by the recognition of a future cash flow stream with an estimated fair value of $82.3 million, as of the restructure dates, related to our restructuring of modified pool policies in the first and second quarters of 2010. The $71.3 million increase in prior years’ reserves during the first nine months of 2009 reflected significant weakening of the housing and mortgage markets and was driven by higher claim rates and higher claim sizes in our primary and modified pool insurance portfolios. These re-estimations of ultimate loss rates are the result of management’s periodic review of estimated claim amounts in light of actual claim amounts, loss development data and ultimate claim rates. Future declines in expected rescissions and claims denials, PMI’s cure rate, or higher default and claim rates or claim sizes could lead to further increases in losses and LAE.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Primary insurance	$2,803.9	$2,931.1
Pool insurance	158.0	261.8
Other*	20.6	20.8

Total reserves for losses and LAE	$2,982.5	$3,213.7

The decrease in primary insurance reserves is driven primarily by the decrease in the delinquent loan inventory and payment of claims. The decrease in the pool insurance reserves is driven primarily by claims paid in conjunction with modified pool contract restructurings.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$2,782.6	$3,017.1
IBNR	120.9	109.5
Cost to settle claims (LAE)	58.4	66.3
Other *	20.6	20.8

Total reserves for losses and LAE	$2,982.5	$3,213.7

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the September 30, 2010 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $139.1 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of September 30, 2010, the effect on pre-tax income would be approximately $6.0 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of September 30, 2010, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 19.0% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 12.8% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at September 30, 2010 of $24.1 million to $40.8 million. PMI Europe’s recorded loss reserves at September 30, 2010 were $30.9 million, which represented our best estimate and a decrease of $7.4 million from PMI Europe’s loss reserve balance of $38.3 million at December 31, 2009. The decrease to PMI Europe’s loss reserves in the first nine months of 2010 was primarily due to claim payments of $2.2 million, a reduction in our premium deficiency reserve of $1.6 million and a reduction in reserves of $2.7 million in respect of our U.S. sub-prime reinsurance risk, combined with translation gains arising from the strengthening of the U.S. dollar against the Euro. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	September 30, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$30.2	$36.8
IBNR	1.5	2.2
Cost to settle claims (LAE)	1.0	1.1

Total loss and LAE reserves	$32.7	$40.1

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(Dollars in millions)
Balance at January 1,	$40.1	$84.8
Reinsurance recoverables	—	—

Net balance at January 1,	40.1	84.8
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	0.6	6.3
Prior years	(2.7)	3.0

Total incurred	(2.1)	9.3
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(0.1)	—
Prior years	(2.9)	(57.0)

Total payments	(3.0)	(57.0)
Foreign currency translation	(2.3)	(0.3)

Net balance at September 30,	32.7	36.8
Reinsurance recoverables	—	—

Balance at September 30,	$32.7	$36.8

The decrease in losses and LAE incurred relating to prior years of $2.7 million in the first nine months of 2010 was primarily due to foreign currency remeasurement related to U.S. reinsurance loss reserves which were established in the prior years. The increase in losses and LAE incurred relating to prior years of $3.0 million in the first nine months of 2009 was primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $11.9 million and $17.3 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $12.6 million as of September 30, 2010.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As of September 30, 2010, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral, was a net liability of $10.2 million. PMI Europe has posted collateral, consisting of corporate securities and cash, of $9.9 million as of September 30, 2010 on these CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. The actual collateral posted at the end of 2010 will be dependent upon deal performance, claim payments and the extent to which PMI Europe is successful in commuting certain contracts. As of September 30, 2010, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $28.5 million, including the $9.9 million already posted.

On average, the loan portfolios underlying our CDS exposures were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk-in-force. Risk-in-force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk-in-force related to its CDS contracts was $1.2 billion as of September 30, 2010. Provided below are tables showing the risk-in-force or notional amounts by issue year, original and current credit rating, posted collateral and country for all CDS contracts as of September 30, 2010. As of September 30, 2010, the original credit ratings of our investment grade transactions were unchanged:

	Original and Current Credit Rating
Issue Year	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	( Dollars in millions)
2000	$—	$—	$—	$—	$—	$15	$15
2003	—	—	—	—	—	4	4
2004	—	—	—	—	—	9	9
2006	1,130	81	—	—	—	—	1,211

Total Notional*	$1,130	$81	$—	$—	$—	$28	$1,239

Posted collateral	$—	$—	$—	$—	$—	$10	$10

Maximum collateral	$—	$—	$—	$—	$—	$28	$28

Note: Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

*	The reference assets underlying all of PMI Europe's risk-in-force related to its CDS contracts are in Germany.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of September 30, 2010.

	Original and Current Credit Rating
	AAA (Super Senior)	AAA	AA	A	BBB	Non- investment grade	Total
	(Dollars in millions)
Weighted average expected life in years	0.50	0.51	0.00	0.00	0.00	1.66	0.54

Components of fair value
Expected discounted future net cash inflows (outflows)	$0.4	$0.2	$—	$—	$—	$(7.0)	$(6.4)
Market spread/cost of capital adjustment	(1.7)	(0.7)	—	—	—	(3.1)	(5.5)

Fair value	$(1.3)	$(0.5)	$—	$—	$—	$(10.1)	$(11.9)

Note: Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its non-investment grade CDS contracts. PMI expects to pay net cash outflows of approximately $7.0 million related to its non-investment grade CDS agreements over the next 6 years. PMI has a fair value liability of $11.9 million, which includes all expected lifetime future cash flows, against total notional exposure of $28.5 million on all non-investment grade contracts as of September 30, 2010.

Based on our expectations for default timing, loss severity and timing of exercise of call options, we do not anticipate paying losses on contracts rated ‘BBB’ or higher. When the borrowers on underlying loans are in arrears by at least 90 days, PMI Europe regards such arrears as indicative of potential future losses. As of September 30, 2010, loans that were at least 90 days in arrears represented less than 24% of remaining subordination to PMI’s layer on each investment grade transaction. To date, losses on loans underlying our investment grade transactions have not exceeded current subordination levels. To the extent expected cash losses were to exceed subordination levels, the fair values of the investment grade CDS contracts would further decline, resulting in an increase in CDS liability, which could become realized in the form of claims paid over time.

In estimating the fair values of CDS contracts, PMI Europe incorporates expected life of contract dates in its internal valuation models. We estimate the life of contract to coincide with expected call dates based on a number of factors, including past experience of counterparties, the underlying economics of the transactions, counterparties’ expressed intent and potential costs associated with extending transactions. The current state of capital markets, the financial condition and perspectives of various counterparties and the general weakening of economic conditions in Europe may lead to decisions by customers to extend the credit protection offered by PMI Europe’s CDS contracts, which could be counteracted by PMI Europe’s counterparties’ assessments of its creditworthiness. If a CDS contract is extended beyond its expected call date, PMI Europe will be required to adjust its internal valuation model assumptions. To the extent that credit spreads are higher than at the time of inception of the transaction, extending the expected life from the call date to the maturity date could result in PMI Europe recognizing further significant mark-to-market losses. If counterparties elect to extend PMI Europe’s CDS contracts and spreads remain at their current levels, mark-to-market losses could be material and there will be a greater likelihood of incurring higher than currently expected realized losses in the form of paid claims on the contracts. To date, all of PMI Europe’s CDS contracts have either been called at our expected call date or have deviated from our expected call date in lengths of time that are not significant.

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

We assess equity securities using the criteria outlined above and also consider whether in addition to these factors we have the ability and intent to hold the equity securities for a period of time sufficient for recovery to cost or amortized cost. If we lack the intent or if it is not more likely than not that we can hold the security for a sufficient time to allow for anticipated recoveries in value, the equity security’s decline in fair value is deemed to be other than temporary, and we record the full difference between fair value and cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time we have owned the security, as well as the outlook through the expected maturity horizon for the security. We obtain ratings from nationally recognized rating agencies for each security being assessed. We also incorporate information on the specific securities internally and, as appropriate, from external investment advisors on their views on the probability of it receiving the interest and principal cash-flows for the remaining life of the securities.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$16,412	$(81)	$52,423	$(1,278)	$68,835	$(1,359)
Foreign governments	39,909	(166)	—	—	39,909	(166)
Corporate bonds	78,434	(69)	774	(4)	79,208	(73)
FDIC corporate bonds	2,686	(273)	2,068	(121)	4,754	(394)
Mortgage-backed securities	160,815	(1,489)	—	—	160,815	(1,489)

Total fixed income securities	298,256	(2,078)	55,265	(1,403)	353,521	(3,481)
Equity securities:
Common stocks	24,907	(4,855)	—	—	24,907	(4,855)
Preferred stocks	7,472	(9)	42,042	(544)	49,514	(553)

Total equity securities	32,379	(4,864)	42,042	(544)	74,421	(5,408)

Total	$330,635	$(6,942)	$97,307	$(1,947)	$427,942	$(8,889)

	Less than 12 months		12 months or more		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	33,298	(1,381)	7,031	(924)	40,329	(2,305)
FDIC corporate bonds	7,743	(328)	—	—	7,743	(328)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

At September 30, 2010, we had gross unrealized losses of $8.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $427.9 million. In addition, included in the gross unrealized losses are securities that we determined had other-than-temporary impairments in accordance with Topic 320. Accordingly, we bifurcated these impairments between credit and non-credit impairments. Included in the September 30, 2010 and December 31, 2009 gross unrealized losses are $0.2 million and $0.4 million, respectively, of non-credit related other-than-temporary impairments in accordance with Topic 320 on debt securities. There were no impairments of securities in the third quarter of 2010.

The gross unrealized loss in the U.S. fixed income portfolio improved from December 31, 2009 to September 30, 2010 principally due to the overall improvement in the valuation of the municipal bond market during the first nine months of 2010. The gross unrealized loss in the equity security portfolio deteriorated as of September 30, 2010 compared with December 31, 2009 as a result of the depreciation in the valuation of the common stock portfolio which was partially offset by the improvement in the preferred stock portfolio.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of September 30, 2010, our investment portfolio included 161 securities in an unrealized loss position compared to 129 securities as of December 31, 2009.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $46.1 million at September 30, 2010 from $41.3 million at December 31, 2009 and $42.3 million at September 30, 2009.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. We perform premium deficiency analyses quarterly. We determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of September 30, 2010, the premium deficiency reserves were $0.7 million and $1.0 million for PMI Europe and PMI Canada, respectively. The premium deficiency reserves are recorded as Losses and LAE on the Consolidated Statement of Operations and as Reserve for Losses and Loss Adjustment Expenses on the Consolidated Balance Sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first nine months of 2010. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, available tax planning alternatives and future contractual cash flows. As discussed below, PMI’s valuation allowance as of September 30, 2010 was approximately $453.1 million.

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

During the quarter ended September 30, 2010, we disposed of our investment in FGIC as well as other preferred instruments, resulting in a nearly $701.5 million loss for tax reporting purposes, resulting in a deferred tax asset of $245.5 million. As this loss will be carried back to earlier years in which no actual income tax was paid due to utilization of certain tax credits, the loss on this investment will, effectively convert to income tax credits that can be utilized when the Company begins to realize taxable income. Additionally, the Company has incurred net operating losses during the current year on a consolidated basis and has unused net operating losses on a foreign and state level for a combined $532.8 million, resulting in a deferred tax asset of $186.5 million and unused tax credits of nearly $201.6 million.

In 2010, and primarily in the third quarter, we experienced loss development in excess of our expectations. Based, in part, on this higher than expected loss development, we now do not expect our U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. We evaluated our deferred tax assets as of September 30, 2010 in light of these and other factors and determined that it was necessary under current accounting guidance to increase the valuation allowance by $200.2 million to $453.1 million. We expect to be able to utilize the remaining net deferred tax assets of $142.0 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $595.1 million deferred tax assets. However, any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Part II, Item 1A. Risk Factors – We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

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

Interest rate risk

As of September 30, 2010, our consolidated investment portfolio excluding cash and cash equivalents was $2.2 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of September 30, 2010, 93.1% of our investments were fixed income securities, primarily corporate bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of September 30, 2010:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$181,652
200 basis point decline	$157,102
100 basis point decline	$84,361
100 basis point rise	$(91,445)
200 basis point rise	$(166,077)
300 basis point rise	$(233,865)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 2.4 as of September 30, 2010.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of September 30, 2010 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of September 30, 2010, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(19,111)	$(2,356)	$(21,467)
10% decline	$(12,740)	$(1,571)	$(14,311)
5% decline	$(6,370)	$(785)	$(7,155)
5% rise	$6,370	$785	$7,155
10% rise	$12,740	$1,571	$14,311
15% rise	$19,111	$2,356	$21,467

Foreign currency translation rates as of September 30,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2010	1.3633	0.9717
2009	1.4640	0.9351

The changes in the foreign currency exchange rates from the third quarter of 2009 to the third quarter of 2010 negatively affected our investments in our foreign subsidiaries by $8.8 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of September 30, 2010, $170.6 million, including cash and cash equivalents of our invested assets, were held by PMI Europe and were denominated in Euros and U.S. dollars. As of September 30, 2010, $18.3 million, including cash and cash equivalents of our invested assets, were held by PMI Canada and were denominated in Canadian dollars and U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of September 30, 2010 and 2009. The value of the Euro weakened relative to the U.S. dollar as of September 30, 2010 compared to September 30, 2009. The value of the Canadian dollar strengthened relative to the U.S. dollar as of September 30, 2010 compared to September 30, 2009.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $11.9 million and $17.3 million as of September 30, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities. The fair values of our CDS contracts are affected predominantly by estimated changes in credit spreads of the underlying obligations. As estimated credit spreads change, the fair values of these CDS contracts will change and the resulting gains and losses will be recorded in our operating results. In addition, with the adoption of Topic 820 we have incorporated our non-performance risk into the market value of our derivative assets and liabilities. Excluding our non-performance risk, the fair value of these CDS liabilities would have been $12.6 million as of September 30, 2010.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in any cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following two tables summarize the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in market spread and cost of capital as of September 30, 2010, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors. We have selected smaller hypothetical percentage changes with respect to cost of capital, which are incorporated in our non-investment grade modeling, as our recent historical experience with this factor would suggest much less volatility than changes in market spreads.

Change in cost of capital	Estimated (Decrease)/Increase in Liability
(USD in thousands)
35% decline	$(1,053)
25% decline	$(748)
10% decline	$(296)
10% rise	$293
25% rise	$726
35% rise	$1,010

Change in market spread	Estimated (Decrease)/Increase in Liability
(USD in thousands)
95% decline	$(1,608)
75% decline	$(1,269)
50% decline	$(846)
50% rise	$846
75% rise	$1,269
95% rise	$1,608

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

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of September 30, 2010, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability
(USD in thousands)
300 basis point decline	$66,740
200 basis point decline	$41,730
100 basis point decline	$19,625
100 basis point increase	$(17,725)
200 basis point increase	$(33,620)
300 basis point increase	$(48,075)

Equity market price risk

At September 30, 2010, the market value and book value of equity securities in our investment portfolio were $152.8 million and $140.8 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $30.6 million as of September 30, 2010. Preferred securities make up approximately 83.0% of our equity security portfolio with a market value of $126.3 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We estimate that the fair value of our preferred securities would decrease if the dividends were deferred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of September 30, 2010, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

On July 13, 2010, lead plaintiff and defendants in the previously disclosed consolidated securities class action captioned, In re The PMI Group, Inc. Securities Litigation, agreed to a proposed settlement of the class action on behalf of all persons who purchased The PMI Group stock between November 2, 2006 through March 3, 2008. Under the terms of the proposed settlement, defendant The PMI Group, through its insurers, will pay $31,250,000 (inclusive of attorneys’ fees, administration costs, and costs of any kind associated with the resolution of the action), and all claims asserted in the lawsuit will be dismissed with prejudice. There will be no contribution from any individual defendant. The proposed settlement does not involve any admission of wrongdoing or liability and The PMI Group and the individual defendants will receive a full and complete release of all claims asserted against them in the litigation. Defendants will have the option to terminate the settlement if 4% or more of the class members or shares opt out of the settlement class. On September 7, 2010, the Court issued an order preliminarily approving the settlement. This order also certified a class for settlement purposes, provided for notice and administration of the settlement, and scheduled a final approval hearing for the settlement on December 16, 2010.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

There can be no assurance that continued losses, or an acceleration of the development of such losses, will not cause MIC to be out of compliance with applicable regulatory capital adequacy requirements in the future.

We expect that continued losses will negatively impact MIC’s policyholders’ position and risk-to-capital ratio through 2011. Estimating future losses, and the timing of future losses, is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time. Our losses have exceeded our estimates in past periods, and our future losses could materially exceed our estimates. MIC’s losses in the future could cause its minimum policyholders’ position to decline below, and risk-to-capital ratio to increase above, levels necessary to meet regulatory capital adequacy requirements.

Our future losses and MIC’s ability to meet regulatory capital adequacy requirements could be affected by a variety of factors. Such factors include, among others:

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

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the GSEs and rating agencies, are subjective and not subject to specific quantitative standards. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, loss estimates have varied widely. Various third parties, including research analysts and rating agencies, have independently estimated our losses based on their own perspectives on such assumptions. Some of these parties have projected such losses to be materially higher than our estimates have indicated and/or that the time frame in which we would have to make payments with respect to such losses will occur sooner than we anticipate. If the amount and/or timing of MIC’s mortgage insurance losses were to emerge in a manner that is consistent with certain of those third party estimates, MIC could exhaust its available claims-paying resources and capital and surplus, the GSEs could withdraw their approval of MIC as an eligible mortgage insurer and MIC could be required to cease writing new business, as discussed further below, unless we raise additional capital or are able to take other steps to enhance our capital. There is no assurance that any required capital would be available at satisfactory terms or at all, and any such additional capital could be significantly dilutive to existing shareholders or result in the issuance of securities that have rights, preferences and privileges that are senior to those of our common stock, or both.

MIC is subject to various capital adequacy requirements and could be required to cease writing new business if it fails to comply with those requirements and could be subject to the terms of its runoff support agreement with Allstate.

If MIC’s minimum policyholders’ position were to fall below, or risk-to-capital ratio rise above, levels necessary to meet regulatory capital adequacy requirements MIC could be required to immediately suspend writing new business in some states. Any such failure to meet the capital adequacy requirements of one or more states could have a material adverse impact on our financial condition, results of operations and business. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (which amount fluctuates and is calculated in accordance with applicable state statutory formulae) or exceeds a maximum permitted risk-to-capital ratio (generally 25 to 1), it may be prohibited from writing new business until its policyholders’ position meets the minimum or its risk-to-capital ratio falls below the limit, as applicable. In certain of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). In February 2010, MIC received a letter from the Department waiving, until December 31, 2011, the requirement that MIC maintain the Arizona required minimum policyholders’ position to write new business. In May 2010, following our $610 million capital contribution to MIC, PMI received a letter from the Department withdrawing this waiver. If MIC’s policyholders’ position approaches Arizona’s required minimum threshold in the future, we would seek to obtain a waiver from the Department. There is no assurance the Department will approve any such waiver request from MIC. If MIC were to fail to maintain Arizona’s minimum policyholders’ position and were unable to obtain a new waiver from the Department, MIC would be required to suspend writing new business in all states.

Prior to our capital contribution to MIC, the Illinois Department of Insurance (the “Illinois Department”) and the Missouri Department of Insurance, Financial Institutions and Professional Registration (the “Missouri Department”) had each granted MIC temporary waivers from their respective minimum policyholders’ position or risk-to-capital ratio requirements. The waiver granted by the Missouri Department is contingent upon MIC’s risk-to-capital ratio not exceeding 27 to 1. Each of these waivers may be withdrawn at any time at the sole discretion of the relevant regulator. We cannot predict whether or under what circumstances the Illinois Department or the Missouri Department might modify or terminate their waivers. If MIC’s capital position approaches regulatory thresholds, we would resume our effort to obtain waivers from insurance departments in certain other states to enable MIC to continue to write new business in those states.

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $37.3 million as of September 30, 2010 (less than 1% of the total original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial and total loss reserves associated with the remaining risk-in-force were approximately $1.0 million as of September 30, 2010 (less than 1% of MIC’s total loss reserves as of the same date). The remaining business has an average LTV of less than 35%. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. Any failure to meet the capital requirements set forth in the runoff support agreement with Allstate could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

Our plan to write certain new mortgage insurance in a subsidiary of PMI may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

Even if MIC obtains the required waivers from the Department and other states, there are additional states that could require MIC to cease new business writings if we fail to comply with the applicable capital adequacy requirements in those states. In the event that MIC is unable to continue to write new mortgage insurance in one or more states, we have a plan to enable us to write new mortgage insurance in those states by PMAC, which is licensed to write residential mortgage guaranty insurance in every state except Connecticut. There is no guarantee that PMAC will be able to obtain an insurance license in Connecticut. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were required to cease writing business in one or more states. In the first quarter of 2010, the GSEs approved PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain conditions and restrictions and expire on December 31, 2011. There is no assurance that the GSEs will approve PMAC as a direct issuer of mortgage guaranty insurance after their current approvals expire at the end of 2011. In the event MIC becomes out of compliance with applicable regulatory capital adequacy requirements in the future and is unable to continue to write mortgage insurance in certain states, our inability to successfully and timely implement our PMAC plan could have a material adverse impact on our financial condition, results of operation and business.

Our loss reserves are subject to significant uncertainties, and, because we establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, they are not intended to be an estimate of total future losses.

In accordance with mortgage insurance industry practice, we establish loss reserves for our mortgage insurance subsidiaries only for loans in our existing default inventory. We establish reserves for losses and loss adjustment expenses, or LAE, based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not yet reported to us by servicers. The establishment of loss reserves with respect to our mortgage insurance business is subject to inherent uncertainty and requires significant estimates and judgment by management, principally with respect to the rate and severity of claims. The loss reserve estimation process involves forecasting a complex set of factors, including future cure rates and macroeconomic conditions. We rely on models that have been developed internally and by third parties to analyze and predict estimated losses relating to the existing default inventory. Changes in the assumptions used by these models could lead to an increase in our estimate of ultimate losses in the future. Loss reserve estimates are particularly uncertain during an economic downturn, which is characterized by market volatility and disruption. Continuing adverse economic and market conditions, including home price depreciation and high unemployment rates, and the resulting uncertainty with respect to the rate and severity of claims may result in re-estimations of and substantial increases to loss reserves in the future with respect to PMI’s existing delinquent loan inventory. In the third quarter of 2010, primarily as a result of lower than expected cures, we reduced our future expected cure rates, which negatively impacted loss reserves in the period. Management believes that the resolution of a significant number of our pending delinquencies, including through loan modifications, loan work-outs and borrowers bringing their loans current is not reflected in current data and, accordingly, was not able to be considered in the development of the actuarially-determined reserve range. Based on this belief, reserves were recorded at September 30, 2010 at a level that was below the midpoint of the actuarially-determined reserve range. Management’s judgment regarding the resolution of these delinquencies is subject to significant uncertainty. If the resolution of pending delinquencies is less favorable than expected, or if actual cure rates in the future are lower than expected, we may need to lower expected cure rates in the future, which could result in additional increases in our loss reserves.

In addition, our mortgage insurance reserving process does not take account of the impact of future losses that could occur from loans that are not in default and, accordingly, our loss reserves are not intended to be an estimate of total future losses. Because of this, our actual future losses on our insured book of business (including both current and delinquent loans) will substantially exceed the loss reserve estimates we have established on loans in default, and future notices of default on insured loans will have a material impact on our financial results. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced, and our loss reserves will increase if we are required to reverse rescissions beyond expected levels or future rescission activity is lower than projected.

Based on PMI’s recent investigations and industry and other data, we believe that there were unexpectedly and significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007. As a result, over the past couple of years PMI has reviewed and investigated a larger volume of insured loans and PMI has rescinded coverage of a material number of loans. Between December 31, 2008 and September 30, 2010, we have rescinded delinquent loans (including primary and pool) with an aggregate risk-in-force of approximately $916.1 million.

As a result of these rescissions, we have reduced our loss reserves and/or risk-in-force for the corresponding policies. When PMI rescinds insurance coverage with respect to an investigated loan, we notify the insured of the rescission, refund all premiums associated with the insured loan, and remove the rescinded loan from our calculation of PMI’s risk-in-force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. We expect to continue our current loan review and investigative practices on a substantial number of loans in our portfolio and expect to rescind coverage on a portion of such loans; however, we do not expect that future rescissions will continue to reduce our loss reserves and/or risk-in-force at the same levels as we have recently experienced.

Past rescission activity has also materially reduced our expected cure rates, and therefore our loss reserve estimates, for insured loans in our delinquent inventory. In arriving at our loss reserve estimates, we consider, among other factors, the effect of projected future rescission activity with respect to the existing inventory of delinquent insured loans. Projected future rescission activity is not expected to reduce our current loss reserve estimates in the same magnitude as in recent periods. In the second quarter of 2010, we reduced our expected cure rates partly as a result of the decline in rescission activity beyond our expectations, which negatively impacted PMI’s losses and LAE in the first nine months of 2010. To the extent that we are required to reverse rescissions beyond expected levels or actual future rescission activity is lower than projected, we would be required to increase our loss reserves in future periods. If we are unsuccessful in defending these rescissions, we would need to re-establish loss reserves for, and reassume the risk on, such rescinded loans, which could materially harm our results of operations.

In some cases, our servicing customers do not produce documents necessary to perfect a claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied. In other cases, our servicing customers do not follow customary servicing standards applicable to delinquent loans to mitigate loss, as required by our mortgage insurance policies. If our review of a claim indicates that a servicer has failed to sufficiently pursue a loss mitigation opportunity, the claim may be denied or curtailed. Levels of claims denials have been elevated in 2008, 2009 and the first nine months of 2010. Between December 31, 2008 and September 30, 2010, we had claims denials (including primary and pool) with an aggregate risk-in-force of approximately $803.3 million. We take into account our estimate of future claims denials in establishing our loss reserves. With the increase in claims denials in 2010, we increased our assumptions of future claims denials, which reduced our loss reserve estimates in the third quarter of 2010. If future claims denials are lower than expected, we would be required to increase our loss reserves. If our servicing customers ultimately produce documents we had previously requested or sufficiently demonstrate that they have satisfied their loss mitigation obligations, PMI may, under certain circumstances, review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that the frequency will not exceed our expectations or that our loss reserve estimates adequately provide for such occurrences.

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

In order to reduce foreclosures, the federal government, including through the FDIC and the GSEs, and some lenders have adopted programs to modify residential mortgage loans to make them more affordable to borrowers. Under the U.S. Department of the Treasury’s (“Treasury”) Home Affordable Refinance Program (“HARP”), certain borrowers have the opportunity to refinance into loans with lower interest rates.

Under the Treasury’s Home Affordable Modification Program (“HAMP”), certain borrowers whose loans are delinquent may modify their loans if and so long as they strictly adhere to their trial modification plans and submit all required documentation during a 90 trial period, which, in many cases, can be considerably longer, in order to complete the modification process. As of September 30, 2010, 10,739 loans insured by PMI were in HAMP trial periods, compared to 23,181 loans at December 31, 2009. Levels of modifications under HAMP and other modification programs are expected to decline and may not materially mitigate our losses and loss reserve estimates.

Based on our experience with HARP, HAMP and other loan modification programs, we expect that a material percentage of loans in our default inventory will be successfully modified and cured, and our loss reserve estimation process takes into consideration management’s expectations regarding the reduction to the claim rate that may occur as a result of modification programs. Our estimates of the number of loans that may cure through modification programs are inherently uncertain and involve significant judgment by management. The ultimate effect of these programs on PMI depends, among other things, on the number of loans in PMI’s portfolio that will qualify for modification and officially cure and the re-default rate of the loans that are officially modified. There is a risk that significantly fewer loans than expected will officially cure as a result of loan modification programs or that the re-default rate will be higher than expected. Because re-default rates can be affected by a number of factors (including changes in home values and unemployment rates), we cannot predict what the ultimate re-default rate will be. Accordingly, we cannot be certain what the benefits of these programs will be for PMI or whether these programs will provide material benefits to PMI, and there is no assurance that our loss reserves will be sufficient to cover future losses on existing delinquent loans.

We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

As of September 30, 2010, we had deferred tax assets of $595.1 million. Our management reviews the need to establish a valuation allowance against our deferred tax assets on a quarterly basis. Under Topic 740, and beginning in the third quarter of 2010, we are now unable to use forecasted taxable income from our mortgage insurance activities as positive evidence in determining whether or not the deferred tax assets will be utilized. We evaluated our deferred tax assets as of September 30, 2010 in light of this and other factors and determined that it was necessary to increase the valuation allowance by $200.2 million to $453.1 million. We expect to be able to utilize our remaining net deferred tax assets of $142.0 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. There is no assurance that our future expected cash flow streams or tax strategies will permit us to utilize our remaining $142.0 million net deferred tax assets. We may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which would have a material adverse effect on our results of operations and financial condition. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates—Valuation of Deferred Tax Assets above for more discussion.

If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $595.1 million deferred tax assets. There is no assurance, however, that we will return to profitability. Even if we return to profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all tax benefits. Even if we were to realize future tax benefits, the timing may be significantly delayed.

Our Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. On August 12, 2010, the board of directors of the Company adopted a Tax Benefits Preservation Plan (the “Plan”). The purpose of the Plan is to help protect our ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). Our use of the Tax Benefits in the future would be significantly limited if we experience an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Plan is designed to reduce the likelihood that we will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of our stock. In connection with the adoption of the Plan, on August 12, 2010, The PMI Group’s Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010.

Although the Plan is designed to reduce the likelihood that we will experience an ownership change, there can be no assurance that the Plan will be effective in preventing an ownership change. If an ownership change were to occur, our ability to use the Tax Benefits in the future would likely be limited, which would have a significant negative impact on our financial position and results of operations.

It is uncertain whether foreclosure moratoriums will materially impact us.

Various states and private parties have from time to time enacted foreclosure moratoriums, primarily to allow borrowers time to determine whether their loans could be modified. More recently, several large servicers have instituted self-imposed foreclosure moratoriums as a result of inquiries into the validity of certain foreclosure practices. As a result, there has been speculation that federal or state moratoriums may be imposed in the future. While foreclosure moratoriums are in effect, interest and other expenses continue to accrue on the impacted loans. If a loan subject to a foreclosure moratorium that was imposed to afford time to modify loans does not cure before the moratorium expires and the insured submits a claim to us, the additional interest and expenses that accrued during the moratorium may be a component of the insured’s claimable loss under our mortgage insurance policies. As a result of including additional interest and expenses in the calculation of the insured’s loss, our paid claim amounts may be higher in these cases than they would have been if there had not been foreclosure moratoriums in place. For moratoriums that may be instituted by particular servicers, our obligation under our mortgage insurance policies to pay additional interest and expenses may be limited. While current and future moratoriums may increase the length of time a loan remains in our delinquent loan inventory and temporarily delay our receipt of claims, we do not currently expect such moratoriums will materially reduce our total risk exposure.

We cannot predict whether the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will impact private mortgage insurers and PMI.

Among other things, the Dodd-Frank Act, passed by Congress in July 2010, expands federal oversight of the insurance industry and consumer financial products and services, including mortgage loans. One component of the Dodd-Frank Act requires mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. Regulators are required to consider the presence of mortgage insurance in developing their definition of “qualified residential mortgage.” Depending on whether, and to what extent, the presence of mortgage insurance becomes a criteria for a “qualified residential mortgage,” this legislation may positively or negatively affect the private mortgage insurance industry and our future insurance writings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

November 2, 2010

/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

November 2, 2010

/s/ Thomas H. Jeter
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Common Stock Underwriting Agreement, dated April 26, 2010, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (collectively, the “Underwriters”) (incorporated herein by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

1.2	Notes Underwriting Agreement, dated April 26, 2010, between the Company and the Underwriters (incorporated herein by reference to Exhibit 1.2 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

3.1	Certificate of Incorporation (incorporated herin by reference to Exhibit 3.1 to Amendment No. 1 to the registrant’s Registration Statements on Form S-1 filed on March 2, 1995 (File No. 33-88542)).

3.2	Certificate of Amendment to Certificate of Incorporation effective May 24, 2010 (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed on August 3, 2010 (File No. 001-13664)).

4.1	Tax Benefits Preservation Plan, dated as of August 12, 2010, between The PMI Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Preferred Stock of The PMI Group, Inc. as Exhibit A, the Summary of Terms of the Plan as Exhibit B and the Form of Right Certificate as Exhibit C (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2010 (File No. 1-13664)).

4.2	Form of Supplemental Indenture (including form of Note) entered into on April 30, 2010, between the Company and The Bank of New York Mellon Trust Company (as successor to the Original Trustee), as trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 29, 2010 (File No. 1-13664)).

10.1	April 30, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 5, 2010 (File No. 1-13664)).

10.2	May 5, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 5, 2010 (File No. 1-13664)).

10.3	Amendment Agreement No. 2 to Amended and Restated Revolving Credit Agreement, dated as of April 9, 2010, among the Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 26, 2010 (File No. 1-13664)).

10.4	Amendment Agreement No. 3 to Amended and Restated Revolving Credit Agreement, dated as of August 11, 2010, among the Company, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on August 13, 2010 (File No. 1-13664)).

10.5*	Amendment No. 3 Effective September 14, 2010 to The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 16, 2010 (File No. 1-13664)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.