Form 10-K
period 2010-12-31
PMI GROUP INC
filed 2011-03-15
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock (common stock) held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $403.8 million based on the closing sale price of the common stock on the New York Stock Exchange consolidated tape on that date. All executive officers and directors, and beneficial owners of 10% or more of the outstanding shares, of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Number of shares outstanding of registrant’s common stock, as of close of business on March 11, 2011: 161,309,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for registrant’s Annual Meeting of Stockholders to be held on May 19, 2011 are incorporated by reference into Items 10 through 14 of Part III.

Cautionary Statement Regarding Forward-Looking Statements

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories, claim rates, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, utilization of our deferred tax assets, the impact of market and competitive conditions, unemployment, liquidity, capital requirements and initiatives, captive reinsurance agreements, fair value of debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios, and potential litigation. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. Forward-looking statements involve a number of risks or uncertainties including, but not limited to, the Risk Factors addressed in Item 1A below. Other risks are referred to from time to time in our periodic filings with the Securities and Exchange Commission. All of our forward-looking statements are qualified by and should be read in conjunction with our risk disclosures. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our business has undergone significant changes in the past few years. The protracted weak housing, credit and economic environments continue to negatively affect our financial condition and results of operations. Our consolidated net loss was $773.0 million for the year ended December 31, 2010. Our financial condition and results of operations for 2010 are discussed on both a consolidated and segment basis in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), below. As a result of our significant net losses, we face a number of regulatory and other issues as discussed in C. Certain Regulatory and Other Issues Facing PMI, below, and in MD&A.

We are primarily focused on our U.S. Mortgage Insurance Operations. In 2010, the private mortgage insurance industry continued to be significantly challenged by the slow pace of economic recovery and instability in the housing and mortgage markets. While we experienced lower levels of new notices of default and a reduction in our delinquent loan inventory in 2010, we expect to continue to incur losses in 2011. Our new business writings in 2010 were limited as a result of continued competition with the Federal Housing Administration (“FHA”), which has become a significant competitor, and from the impact of Fannie Mae’s and Freddie Mac’s (collectively the “GSEs”) risk-based pricing structures, which include additive loan level pricing adjustments (“LLPA”) that the GSEs increased in 2010. Our new business writings were also limited by the continued impact of the changes we made to PMI’s underwriting guidelines and customer management strategies prior to 2010. As discussed in D.2. Competition—U.S. and State Government Agencies, we expect a variety of factors to continue to impact our new business writings. Such factors include, among others, mortgage and private mortgage insurance market and regulatory conditions and potential changes in the role of the GSEs and their business practices, including future increases to the GSEs’ LLPAs.

In 2010, we engaged in a number of capital and business initiatives, including:

Capital Offerings—In the second quarter of 2010, we completed the sale of 77,765,000 shares of our common stock and $285 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (“Convertible Notes”) and received aggregate net proceeds of approximately $732 million. Of these aggregate net proceeds, we contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”). In addition to increasing the statutory capital of MIC, the proceeds from the capital offerings strengthened our holding company liquidity and reduced the outstanding borrowings on our revolving credit facility.

Homeownership Preservation—In 2007, we formed PMI’s Homeownership Preservation Initiatives department (“HPI”) to develop and carry out our loss mitigation strategies. One of our strategies is to help loan servicers with their implementation of programs, including the Home Affordable Modification Program (“HAMP”), designed to assist troubled borrowers with finding solutions to avoid foreclosure and potentially cure and reinstate their loans. In 2010, the collective loss mitigation efforts by PMI and our servicer customers have resulted in loan modifications and other payment plans affecting approximately $1.9 billion of PMI’s risk-in-force.

Modified Pool Restructuring—In 2010, we restructured a significant portion of our modified pool exposure, including through commutations, which resulted in the elimination of $0.5 billion of risk-in-force and the release of loss reserves, which in turn resulted in capital benefits to MIC, on both a statutory and GAAP basis.

Sale of FGIC—In 2010, MIC sold its investment in FGIC Corporation, the holding company of Financial Guaranty Insurance Company (collectively “FGIC”). While the proceeds from the sale of FGIC were not significant, MIC could potentially realize certain tax benefits in future periods from the disposition of FGIC.

Reduction of PMI Europe’s Risk-In-Force—In 2010, through contract commutations and terminations of credit default swap and other transactions, PMI Europe’s risk-in-force declined from $4.9 billion at December 31, 2009 to $0.7 billion at December 31, 2010.

Repositioning of Investment Portfolio—In response to operating losses in 2010, we significantly reduced our investments in tax-advantaged securities and we recorded realized investment gains of approximately $97 million.

We continue to focus on capital and capital relief initiatives. There can be no assurance that we will be able to achieve further statutory capital relief or improve our capital and liquidity position. See Item 1A. Risk Factors—Risks Relating to Capital and Liquidity Matters.

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

International Operations.    Our International Operations segment consists of our European and Canadian subsidiaries (“PMI Europe” and “PMI Canada”), neither of which is writing new business. PMI Europe offered mortgage insurance and mortgage credit enhancement products tailored primarily to the European mortgage markets, through 2008. PMI Canada offered residential mortgage insurance products in Canada in 2007 and 2008. Our International Operations segment also consists of the discontinued operations of our former Australian and Asian mortgage insurance subsidiaries, which we sold in 2008. Our International Operations segment did not generate significant revenues in 2010. In connection with our sale of PMI Australia, we received a note in the principal amount of approximately $187 million, with interest accruing through September 2011, when it matures. Other than revenues from the amounts due on the note in 2011, we do not expect that our International Operations segment will generate significant revenues in the future.

Corporate and Other.    Our Corporate and Other segment consists of corporate debt and expenses of our holding company, The PMI Group, Inc. (“The PMI Group” or “TPG”), contract underwriting operations (which were discontinued in April 2009), our former investments in FGIC Corporation which we sold in the third quarter of 2010 and RAM Re which was sold in the fourth quarter of 2009, and equity in earnings or losses from investments in certain limited partnerships.

As of December 31, 2010, our consolidated total assets were $4.2 billion, including our investment portfolio of $2.8 billion and total cash and cash equivalents of $0.3 billion. Our consolidated shareholders’ equity was $0.4 billion as of December 31, 2010. See Item 8. Financial Statements and Supplementary Data—Note 18. Business Segments, for financial information regarding our business segments.

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

B.	PMI, the Mortgage Insurance Industry and the Current Pronounced Real Estate Cycle

The insurance coverage issued by PMI and other U.S. mortgage insurers has several attributes that make mortgage insurance companies more susceptible to the cyclical nature of the economy in general and the housing and labor markets in particular than many other types of insurance companies. Mortgage insurance is generally renewable at the option of the insured at the premium rate fixed when the insurance on the loan was initially issued. As a result, losses from increased claims from policies originated in a particular year cannot be offset by renewal premium increases on policies in force. Because PMI recognizes its losses when it receives notices of default, the period over which PMI generates losses can be prolonged. In addition, we may not cancel the insurance coverage we issue except in the event of nonpayment of premiums or certain violations of PMI’s master policies. Therefore, the average life of a PMI mortgage insurance policy generally has ranged from approximately four to ten years and may span a significant portion of an economic or real estate cycle. As a result, the loss ratios, which are the ratios of an insurer’s incurred losses to premiums earned, of PMI and the mortgage insurance industry are particularly affected by the cyclical nature of the U.S. economy and housing and labor markets. The chart below shows the mortgage insurance industry’s average loss ratios between 1989 and September 30, 2010 (the most recent date for which industry data is available) and PMI’s loss ratios between 1989 and 2010.

Continued high unemployment in the United States and the slow economic recovery (as compared to previous recoveries) in U.S. residential mortgage and housing markets are reflected in our and the industry’s recent elevated loss ratios. We expect these factors to continue to negatively impact PMI. We currently do not expect PMI to report an operating profit in 2011. PMI’s losses have reduced, and will continue to reduce, its net assets. This reduction in net assets and the prospect of continued losses have raised regulatory and other issues discussed in Section C (as well as in MD&A) below.

C.	Certain Regulatory and Other Issues Facing PMI

State Regulatory Capital Adequacy Requirements.    In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with state statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In three of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In the other thirteen states, the applicable regulations provide the regulators with discretion as to whether the mortgage insurer may continue writing new business. We and other mortgage insurers continue to discuss with those states that have regulations requiring a mortgage insurer to immediately cease writing new business if capital adequacy requirements are not met the potential adoption of legislation giving the regulator discretion. Thirty-four states do not have specific capital adequacy requirements for mortgage insurers.

The graph below shows MIC’s risk-to-capital ratio and excess minimum policyholders’ position at the end of each quarter presented:

As of December 31, 2010, MIC’s risk-to-capital ratio was 19.9 to 1 and its excess minimum policyholders’ position was $184.3 million. In 2011, MIC’s policyholders’ position could decline below the minimum, and its risk-to-capital ratio increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described below. If losses are higher or more accelerated than we currently estimate, and we do not raise capital or achieve offsetting capital relief, MIC will likely cease to satisfy capital adequacy requirements in 2011. Depending on the circumstances, the amount of additional capital we may need could be substantial.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). Under applicable Arizona law, the Department may, but is not required to, order a mortgage insurer to cease transacting new business until it satisfies the minimum policyholders’ position requirement. In the first quarter of 2010, the Department granted MIC a waiver from its minimum policyholders’ position requirement. Following our April, 2010 capital raise, the Department withdrew the waiver due to MIC’s improved capital position. In January 2011, we submitted a request to the Department to again grant MIC a waiver. The Department recently advised us that it anticipates notifying us in writing that:

•

Under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position.

•	MIC will be subject to additional reporting requirements but not restrictions upon its operations.

•

MIC’s policyholders’ position is one of a number of factors the Department considers in evaluating MIC’s liquidity and financial resources to fulfill its obligations under existing and prospectively issued insurance policies. Another important factor in the Department’s financial oversight and evaluation of MIC’s financial condition will include a financial statutory examination and actuarial analysis of MIC, initiated by the Department in January 2011.

•

Future action by the Department with respect to MIC, if any, would be taken based upon the Department’s evaluation of MIC’s liquidity and financial resources and not based solely upon MIC’s policyholders’ position.

There can be no assurance that the Department will formally notify us in writing of the matters specified above, and any such notification may contain additional restrictions or limitations. If the Department were to determine that MIC’s liquidity, financial resources or, notwithstanding the above, a failure by MIC to maintain Arizona’s minimum policyholders’ position warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

Other states could require MIC to cease new business writings if we fail to maintain the particular state’s applicable capital adequacy requirement. Twelve states with minimum capital requirements permit an insurer to apply for a waiver, to be granted at the discretion of the state insurance regulator, should the insurer fail to meet the state’s capital adequacy requirement. In the first quarter of 2010, MIC was granted waivers in California, Illinois, and Missouri. The Illinois waiver expired on December 31, 2010. The waiver in California is still in effect, with no expiration date. The California Department of Insurance has the right to reevaluate its waiver and modify its position if circumstances change. The waiver in Missouri remains in effect until and unless MIC exceeds a 27 to 1 risk-to-capital ratio. If MIC’s capital position approaches regulatory thresholds in the additional states in which the insurance regulator has discretion to grant a waiver, we would submit waiver requests from insurance departments in those states to enable MIC to continue to write new business in those states. We cannot predict whether or under what circumstances insurance regulators might exercise discretion to permit MIC to continue to write new business. If we are successful in obtaining waivers, there is no assurance that any insurance department that has granted a waiver will not modify or revoke the waiver, or that it will renew a waiver when it expires. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, we plan to write new mortgage insurance in those states through PMAC, a subsidiary of MIC. PMAC is currently licensed to write insurance in all states. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain restrictions and expire on December 31, 2011. See Item 1A. Risk Factors—Our primary insurance subsidiary, MIC, is subject to capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate and—Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

Continued GSE Eligibility and Proposed GSE Eligibility Requirements.    Lenders purchase mortgage insurance from us to reduce losses as a result of borrower default, to obtain capital relief and, most often, to facilitate the sale of their low down payment loans to Fannie Mae and Freddie Mac (collectively the “GSEs”). The GSEs purchase residential mortgages from lenders and investors as part of their mandate to provide liquidity in the secondary mortgage market. As a result of their purchases of low down payment mortgages, the GSEs are, and historically have been, PMI’s largest customers.

The GSEs have established approval requirements for eligible mortgage insurers. The approval requirements cover substantially all areas of PMI’s mortgage insurance operations and require disclosure of certain activities and new products to the GSEs. Prior to the suspension of certain eligibility criteria in February 2008, the GSEs mandated that eligible mortgage insurers maintain at least two of the following three ratings: “AA-” by S&P or Fitch Ratings (“Fitch”), or “Aa3” by Moody’s. In response to ratings downgrades of MIC below “AA-”, the GSEs required us to submit remediation plans. Each GSE has required regular updates from MIC with respect to the remediation plans. To date, each GSE has continued to treat us as an eligible mortgage insurer, although there is no assurance that they will continue to do so. See Item 1A. Risk Factors—If MIC’s counterparties negatively assess MIC’s financial strength, our new insurance writings and financial condition could be negatively impacted and—The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers and the terms of the conditional approvals we have received relating to PMAC, could harm our profitability and reduce our operational flexibility.

In 2009, each of the GSEs circulated among all currently approved private mortgage insurers drafts of their respective revised eligibility requirements, to which we provided comments. The changes are principally focused on capital management and GSE review and consent of a wide array of operational, fiscal and product matters. In 2010, the GSEs circulated revised proposed eligibility requirements, to which we and other mortgage insurance companies provided additional comments. The fundamental concepts introduced in the GSEs’ 2009 drafts remained substantially the same in the subsequently released drafts. We expect that under the revised eligibility requirements, the GSEs will exercise increased oversight of eligible private mortgage insurers including placing limits on the types of mortgage loans upon which eligible mortgage insurers may place insurance coverage. Although the timing is uncertain, we expect that the GSEs will finalize their revised requirements in 2011.

Proposed GSE Reform.    In September 2008, the U.S. Department of the Treasury (“Treasury”) placed the GSEs into conservatorship and appointed the Federal Housing Finance Agency (“FHFA”) as their conservator. In conservatorship, the GSEs could change their business practices with respect to the mortgage insurance industry or individual mortgage insurers, which could materially impact the quantity and level of mortgage insurance coverage required by the GSEs on residential mortgage loans or MIC’s status as an eligible mortgage insurer. Moreover, the GSEs’ business practices may be impacted by legislative or regulatory changes governing their operations. The U.S. Congress will likely examine the role and purpose of the GSEs in the U.S. housing market and propose structural and other changes to the GSEs in the future. The Dodd-Frank Act of 2010 required Treasury to conduct a study and develop recommendations to Congress regarding options for ending the conservatorship of the GSEs. Treasury published its proposals on February 11, 2011, which provide a broad outline for future proposed changes to the GSEs and the domestic housing finance system. Treasury’s proposal includes a gradual (5 to 7 years) phase-out of the GSEs as participants in the mortgage finance industry. Federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether. See Item 1A. Risk Factors—If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue.

Dodd-Frank and Qualified Residential Mortgages.    Among other things, the Dodd-Frank Act expands federal oversight of the insurance industry and consumer financial products and services, including mortgage loans. The Dodd-Frank Act requires mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. Regulators are required to develop a definition of a qualified residential mortgage by April 15, 2011, and in doing so, the legislation requires regulators to consider the presence of mortgage insurance. We believe that the release of a draft rule will likely occur in the near future. The details of the regulation remain unknown. The proposed rule may positively or negatively affect the private mortgage insurance industry and our future insurance writings. See Item 1A. Risk Factors—Implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) could negatively impact private mortgage insurers and PMI.

Counterparty Strength Concerns and Financial Strength Ratings.    Our customers are more closely scrutinizing MIC’s counterparty strength. In December 2010, the Office of Thrift Supervision (OTS) released a memorandum underscoring the need for robust due diligence when savings associations select private mortgage insurance providers to insure residential mortgages. In its December memorandum, the OTS directs savings associations to “establish and maintain prudent policies for identifying, selecting and monitoring private mortgage insurance providers.” In a list of suggested policies and procedures, the OTS provides that regulated savings associations should perform a thorough upfront analysis, with ongoing monitoring and board review and approval, of each insurer’s viability, capital and reserves, and overall financial condition.

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

If our insurance subsidiaries are downgraded by one or more rating agencies, our business could be adversely affected. For a discussion of recent rating agency actions with respect to our holding company’s ratings and subsidiaries’ insurer financial strength ratings, see “—Liquidity and Capital Resources—Ratings” in MD&A.

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

Residential mortgage insurance protects mortgage lenders and investors in the event of borrower default, by reducing and, in some instances, eliminating the resulting credit loss to the insured institution. By mitigating losses as a result of borrower default, residential mortgage insurance facilitates the origination of “low down payment mortgages,” generally mortgages to borrowers who make down payments of less than 20% of the value of the homes. Mortgage insurance also may reduce the capital that financial institutions are required to hold against insured loans and facilitates the sale of low down payment mortgage loans in the secondary mortgage market, primarily to the GSEs, or “agency market”. PMI’s residential mortgage insurance products typically provide first loss protection on loans originated by residential mortgage lenders and sold to the GSEs and, to a lesser extent, on loans held by portfolio lenders. PMI’s current product offerings are described below.

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

Our core, primary mortgage insurance business is offered on a loan-by-loan basis to lenders through our “flow” channel. Prior to 2009, through its structured finance channel, PMI also offered and sold primary mortgage insurance products to non-agency mortgage-backed securities (“MBS”) issuers as credit enhancement covering portfolios of loans (“non-agency market”). PMI’s primary insurance in force and primary risk-in-force at December 31, 2010 were $101.7 billion and $24.9 billion, respectively. Primary insurance in force refers to the current principal balance of all outstanding mortgage loans with primary insurance coverage as of a given date. Primary risk-in-force is the aggregate dollar amount of each primary insured mortgage loan’s current principal balance multiplied by the insurance coverage percentage specified in the applicable policy. The chart below shows our U.S. primary new insurance written, or NIW, for the years ended December 31, 2010, 2009 and 2008. NIW refers to the original principal balance of all loans that receive new primary mortgage insurance coverage during a given period.

	2010		2009		2008
	(Dollars in millions)
Flow Channel	$6,749	100%	$8,993	100%	$22,197	98%
Structured Finance Channel	—	0%	1	0%	442	2%

Total Primary NIW	$6,749	100%	$8,994	100%	$22,639	100%

For a discussion of trends related to our new insurance writings, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—New Insurance Written (NIW), in MD&A.

In 2010, nearly all of our primary insurance written was on loans sold by lenders to the GSEs. As the GSEs have traditionally been the principal purchasers of conforming mortgage loans, mortgage lenders have typically originated such loans in conformance with GSE guidelines for sellers and servicers. These guidelines reflect the GSEs’ own charter requirements which, among other things, allow the GSEs to purchase low down payment mortgage loans only if the lender: (i) secures mortgage insurance on those loans from an eligible insurer, such as PMI; or (ii) retains a participation of not less than 10% in the mortgage; or (iii) agrees to repurchase or replace the mortgage in the event of a default under specified conditions. If the lender retains a participation in the mortgage or agrees to repurchase or replace the mortgage, banking regulations may increase the level of capital required to be held by the lender to reflect the lender’s increased obligations, which could in turn increase the lender’s cost of doing business.

Lenders that purchase mortgage insurance select specific coverage levels for insured loans. Lenders that intend to sell the loans they originate to the GSEs (or retain the option to do so) generally select a coverage percentage that conforms to the GSEs’ required coverage levels. As a result of the GSEs’ coverage requirements, lenders generally select a coverage percentage that effectively reduces the ratio of the original loan amount to the value of the property, or LTV, to not more than 80%. The GSEs allow lenders to deliver loans with “standard coverage”, or, in exchange for lenders paying higher fees, lower “charter minimum” coverage levels. Historically, the large majority of loans are insured at “standard coverage” levels. If the relationship between the cost of mortgage insurance and the fees charged by the GSEs for various coverage levels changes, lenders may prefer to obtain “charter minimum” coverage levels on their loans. PMI charges higher premium rates for higher coverage, as higher coverage percentages generally result in higher amounts paid per claim. Depending on the loan, the premium payments for flow primary mortgage insurance coverage are typically borne by the insured’s customer, the mortgage borrower (“Borrower Paid MI”), and less frequently, by the insured (“Lender Paid MI”). In either case, the payment of premiums to us is generally the responsibility of the insured. PMI’s primary insurance rates are based on rates that we have filed with the various state insurance departments. To establish these rates, we utilize pricing models that allow PMI to assess risk across a spectrum of variables, including coverage percentages, loan and property attributes, and borrower risk characteristics. We also offer Lender Paid MI products, which are priced and filed in the same manner as our standard Borrower Paid MI rates. Lender Paid MI represented 14.7%, 8.4% and 6.2% of flow NIW in 2010, 2009 and 2008, respectively.

Under the Treasury’s Home Affordable Refinance Program (“HARP”), announced on March 4, 2009, certain borrowers whose loans are owned or guaranteed by the GSEs and have loan-to-value ratios that have risen as a result of declines in home prices, may refinance and take advantage of lower interest rates or a more stable loan product. HARP will remain in effect through June 2011. Under HARP, the GSEs do not require mortgage insurance as credit enhancement on refinances of mortgages that were originated at less than 80% LTV, but are now greater than 80% LTV. For loans that were originated with mortgage insurance, the original policies are generally expected to remain in place on the affected loans. In 2010, PMI approved 9,135 HARP requests and, of those, 7,762 were finalized, totaling approximately $1.7 billion in modified insurance in force.

Premium payments may be paid to us on a monthly, annual or single premium basis. Monthly payment plans represented 73.5%, 88.3% and 94.7% of NIW in 2010, 2009 and 2008, respectively. As of December 31, 2010, monthly plans represented 91.6% of our U.S. primary risk-in-force compared to 92.4% at December 31, 2009 and 92.8% at December 31, 2008. Single premium plans represented substantially all of the remaining NIW and primary risk-in-force. In 2010, we believe our customers selected single premium plans with greater frequency than in prior years primarily as a result of the premium rate structure and mortgage insurance transaction being more competitive with an FHA mortgage insurance transaction, where the borrower pays the mortgage insurance premium upfront and finances it into the mortgage loan. A portion of single premium plan payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation or the value of the property has increased sufficiently.

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

PMI has offered primary mortgage insurance products through its structured finance channel, primarily to MBS issuers as credit enhancement covering portfolios of loans. While the terms varied, our structured finance products generally insured a group of pre-existing loans or loans that were to be originated in the future whose attributes were to conform to the terms of the negotiated agreement. A structured finance product can include primary insurance (first loss) and/or modified pool insurance (discussed below). Payment of premiums to us is generally the obligation of the insured. We did not offer structured finance products in 2010.

(b) Pool Insurance

Modified Pool Insurance.    Prior to 2008, we offered modified pool insurance products, primarily to the GSEs for regulatory capital relief or the reduction of mortgage default risk. Modified pool insurance may be used in tandem with primary mortgage insurance or may be placed on loans that do not require primary insurance. The extent of coverage of modified pool products varies. Some products provide first loss protection by covering losses (up to a loan-level benefit limit) on individual loans held within the pool of insured loans up to a stated aggregate loss limit (“stop loss limit”) for the entire pool. Some modified pool products offer mezzanine-level coverage by providing for claims payments only after a predetermined cumulative claims level, or deductible, is reached. Such mezzanine-level coverage generally also includes a stop loss limit. The existence of stop-loss protection for PMI’s modified pool exposure results in a maximum loss amount equal to PMI’s modified pool risk-in-force. As of December 31, 2010, PMI had $0.3 billion of modified pool risk-in-force (net of loss reserves for delinquent modified pool risk which reduce PMI’s risk layer upon accrual), representing 1.4% of PMI’s total risk-in-force. Unless otherwise noted, primary insurance statistics in this report do not include pool insurance.

In 2009 and 2010, we restructured a significant portion of our modified pool exposure (including through commutations). When we restructure our modified pool contracts at a discount to the level of our associated recorded reserves, we realize a statutory capital benefit. In connection with the restructurings (including commutations) we completed in 2010, PMI paid the counterparties accelerated discounted claim payments of approximately $247.5 million (subject to certain adjustments) in the aggregate and eliminated $0.5 billion of risk-in force under the policies. The positive impact that these restructurings had on our loss reserves in 2010 resulted in an estimated aggregate capital benefit, on both a statutory and GAAP basis, to MIC of approximately $130 million as of the restructure dates, related to our restructuring of modified pool policies in 2010.

Other Pool Insurance.    Prior to 2002, PMI offered certain traditional pool insurance products, referred to principally as GSE Pool or Old Pool, to lenders, the GSEs and the non-agency market. As of December 31, 2010, risk-in-force related to other pool insurance agreements was $257.9 million, representing 1.0% of PMI’s total net risk-in-force.

(c) Joint Venture—CMG Mortgage Insurance Company

CMG Mortgage Insurance Company and its affiliates (collectively “CMG MI”) offer mortgage insurance for loans originated by credit unions. CMG MI is a joint venture, equally owned by MIC and CUNA Mutual Insurance Society (“CMIS”). CMIS is part of the CUNA Mutual Group, which provides insurance and financial services to credit unions and their members. Both MIC and CMIS provide services to CMG MI. CMG MI is a GSE-eligible mortgage insurer. As of December 31, 2010, CMG MI had $20.8 billion of primary insurance in force and $5.1 billion of primary risk-in-force. CMG MI’s financial results are reported in our consolidated financial statements under the equity method of accounting in accordance with U.S. generally accepted accounting principles or GAAP. CMG MI’s operating results are not included in our results shown in Part I of this Report on Form 10-K, unless otherwise noted.

Under the terms of the restated joint venture agreement effective as of June 1, 2003, CMIS has the right on September 8, 2015, or earlier under certain limited conditions, to require MIC to sell, and MIC has the right to require CMIS to purchase, MIC’s interest in CMG MI for an amount equal to the then current fair market value of MIC’s interest. MIC and CMIS have also entered into a capital support agreement, which is subject to certain limitations, for the benefit of CMG MI. Under the capital support agreement, MIC and CMIS have an obligation, under specified conditions, to maintain CMG MI’s risk-to-capital ratio at or below 23.0 to 1. CMG MI’s risk-to-capital ratio as of December 31, 2010 was approximately 19.7 to 1. MIC’s capital support obligation is limited to an aggregate of $37.7 million.

2.	Competition

U.S. Private Mortgage Insurance Industry

The U.S. private mortgage insurance industry presently consists of eight active mortgage insurers: PMI; CMG MI; Mortgage Guaranty Insurance Corporation, or MGIC; Genworth Mortgage Insurance Corporation, an affiliate of Genworth Financial, Inc.; United Guaranty Residential Insurance Company, an affiliate of American

International Group, Inc.; Radian Guaranty Inc., or Radian; Republic Mortgage Insurance Co., an affiliate of Old Republic International; and Essent U.S. Holdings, Inc., a member of Essent Group Ltd, which commenced issuing mortgage insurance policies in 2010. Assured Guaranty Mortgage Insurance Company, a subsidiary of Assured Guaranty Ltd., is also licensed to offer mortgage insurance in the U.S.

U.S. and State Government Agencies

PMI and other private mortgage insurers compete with federal and state government agencies that sponsor their own mortgage insurance programs. The private mortgage insurers’ principal government competitor is FHA, and to a lesser degree, the Veterans Administration, or VA. The following table shows the relative mortgage insurance market share of FHA/VA and private mortgage insurers over the past five years.

	Federal Government and Private Mortgage Insurance Market Share (Based on NIW)
	Year Ended December 31,
	2010	2009	2008	2007	2006
FHA/VA	83.9%	84.6%	60.3%	20.1%	22.7%
Private Mortgage Insurance	16.1%	15.4%	39.7%	79.9%	77.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Source:	Inside Mortgage Finance (based upon primary NIW but includes certain insurance written that we classify as pool insurance)

FHA’s market share is higher as a result of private mortgage insurance companies adopting tighter underwriting guidelines limiting the types of loans they will insure and federal legislation enacted in 2008 designed to stabilize the mortgage markets by providing FHA with greater flexibility in establishing new products and temporarily increasing the maximum loan amount that FHA may insure, in some cases up to the GSE limits, including up to $729,750 in “high-cost” areas. FHA is also authorized to refinance distressed mortgages in return for lenders and investors agreeing to write-down the amount of the original mortgage. The 2008 legislation had the effect of broadening the scope of loans eligible for mortgage insurance from FHA.

On January 20, 2010, FHA announced a number of changes to its eligibility criteria and increased its premium rates. In the fourth quarter of 2010, FHA again increased its mortgage insurance premiums, which were effective for FHA insured loans originated on or after October 4, 2010. Private mortgage insurers’ market share has increased modestly over the course of 2010, in part, as a result of the changes FHA implemented in 2010. On February 11, 2011, Treasury released its proposals for reform of the U.S. housing market, including FHA’s mortgage insurance program. Treasury stated that it proposes to strengthen FHA, while at the same time reducing the size of the FHA program. Treasury outlined certain steps designed to meet the objective of reducing the size of FHA’s mortgage insurance program, including returning the FHA to its pre-crisis role as a targeted insurer for low- and moderate-income borrowers and first-time homebuyers; decreasing the maximum insured loan size; and increasing the price of FHA mortgage insurance. Consistent with Treasury’s objective, on February 14, 2011, FHA announced that it is increasing its annual mortgage insurance premium by a quarter of a percentage point on all 30- and 15-year loans. The premium change will go into effect on new loans insured by FHA on or after April 18, 2011. Future changes to the FHA program may impact demand for private mortgage insurance. The future size of FHA’s market share will also depend on whether Congress will lower the FHA maximum loan limit from its current level.

Private mortgage insurers’ ability to compete with FHA has been negatively impacted on certain loans by the GSEs’ risk-based pricing structures. The GSEs’ guaranty fees are typically comprised of two components: (i) a base fee, calculated as a percentage of the loan’s unpaid principal balance, which is remitted to the GSEs by the lender on a periodic schedule; and (ii) additive loan level pricing adjustments (“LLPA”), based on the risk characteristics of the particular loan and paid up-front by the lender at the time of the loan sale transaction. Under the GSEs’ current pricing structure, LLPAs include a standard 0.25% “Adverse Market Delivery Charge” and may include additional fees based on the loan product type, the specific features of the loan or property and the borrower. Both GSEs recently announced LLPA increases on all loans with LTV ratios in excess of 70%, which will be effective for both GSEs in April 2011. LLPAs have increased lenders’ origination costs on certain conforming loans sold to the GSEs, which in turn results in higher borrowing costs on those loans. Lenders may sell certain FHA-insured mortgage loans through Ginnie Mae securitizations. Ginnie Mae charges a significantly lower guaranty fee than the GSEs. As a result, lenders and borrowers may continue to find it more advantageous to pursue a loan with FHA mortgage insurance, rather than pay higher costs in order to sell the loan to one of the GSEs (although other factors may influence the lender’s loan sale decision). Any future increases to the GSEs’ LLPAs will negatively impact demand for private mortgage insurance. On March 1, 2011, Freddie Mac announced that, for mortgages closing on or after June 1, 2011, it will cease purchasing mortgages with LTVs exceeding 95%. Freddie Mac’s LTV limitation may have the effect of reducing the size of the private mortgage insurance market and could negatively impact our ability to compete with FHA and our ability to increase our new insurance writings.

The size of the private mortgage insurance market is also influenced by GSE conforming loan limits, the maximum loan amount that the GSEs may purchase. In February 2008, Congress passed an economic stimulus package, which temporarily raised (until December 31, 2008) the GSE conforming loan limits for certain statutorily defined high cost areas to $729,750, and the American Recovery and Reinvestment Act of 2009 extended the 2008 GSE loan limits through 2009, which remained unchanged in 2010. In November 2010, the FHFA announced that the maximum conforming loan limits, including those for high cost areas, will remain the same as existing loan limits through September 2011. The increase to the GSE conforming loan limit could increase demand for mortgage insurance products. We and other private mortgage insurers also face competition in several states from state-supported mortgage insurance funds.

3.	Customers

Our U.S. customers are primarily mortgage lenders, depository institutions, commercial banks and investors, including the GSEs. In 2010, PMI’s top ten customers generated 51.0% of PMI’s premiums earned compared to 59.7% in 2009. The beneficiary under PMI’s master policies is the owner of the insured loan. The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of PMI’s mortgage insurance coverage. In 2010, we received $92.9 million in premium revenues from Wells Fargo Bank, N.A., which exceeded 10% of our consolidated revenues.

4.	Sales and Product Development

We employ a sales force located throughout the U.S. to directly sell our mortgage insurance products and services to lenders. Our U.S. sales force is comprised entirely of PMI employees who receive compensation consisting of a base salary and incentive compensation tied to certain performance objectives. PMI’s product development and marketing department has primary responsibility for supporting our existing products and the creation of new products.

5.	Business Composition

Primary Risk-in-force.    The composition of PMI’s primary risk-in-force is summarized in the table below. The table is based on information available to PMI at the date of policy origination.

	As of December 31,
	2010	2009	2008	2007	2006
Primary Risk-in-Force (In millions)	$24,856	$27,794	$30,605	$30,967	$25,711
Loan and Borrower Characteristics as Percentages of Primary Risk-in-Force
LTV:
Above 97.0% LTV	19.5%	20.4%	21.5%	24.6%	17.6%
95.01% to 97.0% LTV	4.0%	4.0%	4.1%	3.8%	4.6%
90.01% to 95.0% LTV	31.1%	30.5%	29.9%	29.5%	31.0%
85.01% to 90% LTV	38.5%	38.1%	37.5%	35.0%	37.9%
85.00% LTV and below	6.9%	7.0%	7.0%	7.1%	8.9%

Loan Type*:
Fixed	92.0%	90.7%	89.7%	87.2%	81.3%
ARMs (excluding 2/28 Hybrid ARMs)	6.7%	7.5%	8.0%	9.5%	12.5%
2/28 Hybrid ARMs	1.4%	1.8%	2.3%	3.3%	6.2%

Less-than-A Quality (less than 620 FICO)	6.5%	6.8%	7.1%	8.1%	8.0%
Alt-A	15.3%	17.0%	18.8%	22.8%	19.9%
Interest Only	9.8%	10.9%	11.8%	14.2%	9.9%
Payment Option ARMs	2.6%	3.1%	3.4%	3.8%	4.5%

Property Type:
Single-family detached	82.2%	82.0%	82.1%	82.8%	82.7%
Condominium, townhouse, cooperative	14.2%	14.2%	13.9%	12.8%	11.9%
Multi-family dwelling and other	3.6%	3.8%	4.0%	4.4%	5.4%

Occupancy Status:
Primary residence	90.9%	90.0%	89.3%	88.6%	88.8%
Second home	4.0%	4.3%	4.4%	4.3%	3.9%
Non-owner occupied	5.1%	5.7%	6.3%	7.1%	7.3%

Loan Amount:
$100,000 or less	11.3%	11.8%	12.3%	14.6%	17.9%
Over $100,000 and up to $250,000	51.9%	52.1%	52.5%	53.3%	56.4%
Over $250,000	36.8%	36.1%	35.2%	32.1%	25.7%

GSE conforming loans**	93.1%	92.7%	92.1%	91.7%	91.7%

Non-conforming loans**	6.9%	7.3%	7.9%	8.3%	8.3%

Average primary loan size (In thousands)	$161.7	$161.2	$160.2	$155.0	$142.5

*	Loans types are not mutually exclusive and, therefore, do not total 100%.
**	GSE conforming loans have principal balances that do not exceed the maximum single-family principal balance loan limit eligible for purchase by the GSEs. Non-conforming loans have principal balances that exceed the GSE loan limits.

•

High LTV Loans.    LTV is the ratio of the original loan amount to the value of the property. In our experience, as LTV ratios increase, the associated default and claim rates generally increase as well. In 2008, we stopped insuring Above-97s.

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

•

Interest Only Loans.    Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional amortizing loans, in part because principal is not reduced during an initial deferral period (usually between two and ten years). The significant majority of interest only loans insured by PMI have initial deferral periods of ten years. We believe that less than 1% of PMI’s primary risk-in-force consists of interest only loans whose initial deferral period ended in 2010. We stopped insuring interest only loans as of February 2009.

•

Payment Option ARMs.    With a payment option ARM, a borrower generally has the option every month to make a payment consisting of principal and interest, interest only, or an amount established by the lender that may be less than the interest owed. Depending on prevailing interest rates and payment amounts, monthly payments may not be sufficient to fully cover interest due, in which case the shortfall is added to the principal amount of the loan in a manner known as “negative amortization.” While generally the amount of negative amortization allowed under the loan is capped, borrowers with payment option ARMs may choose not to pay all accrued interest during the early years of the loan, resulting in an increase to the principal amount owed. Typically, no later than the loan’s fifth anniversary the loan is “recast” as fully-amortizing with a loan balance equal to the principal then outstanding. Accordingly, like interest only loans, payment option ARMs have more exposure to declining home prices than amortizing loans. In addition, these loans may have interest rate risks similar to traditional ARMs. In 2008, we stopped insuring negatively-amortizing ARM products.

•	Layered Risk. PMI insures loans that may possess one or more of the above characteristics. For example, as of December 31, 2010:

•	Approximately 2.3% of PMI’s primary risk-in-force consists of Above-97s with FICO scores below 620.

•	Approximately 1.8% of PMI’s primary risk-in-force consists of Alt-A loans that are also Above-97s.

•	Approximately 2.5% of PMI’s primary risk-in-force consists of interest only loans that are also Above-97s.

This “layering” of risk further increases the risk of borrower default.

•

Average Primary Loan Size.    As the table above shows, our average insured loan size increased between 2006 and 2008 and has since leveled off. The increases between 2006 and 2008 were primarily caused by rapid home price appreciation and a higher percentage of loans insured in geographic locations with higher average property values, such as California and Florida. As of December 31, 2010, the average primary loan sizes of PMI’s California and Florida insured loans were $289,573 and $172,229, respectively. Our average insured loan sizes in 2009 and 2010 were affected by declines in home prices and PMI adopting policies to limit its concentration of new business writings on loans originated in states with higher average home prices. Because our premium rates are based in part upon the size of the insured loan, higher average loan sizes favorably impact premiums written and earned. Our obligation to an insured with respect to a claim is generally determined by multiplying the stated coverage percentage by the loss amount, which includes any unpaid principal and interest. Accordingly, higher insured loan balances negatively affect our average claim sizes.

The following table shows primary risk-in-force by FICO score:

	Percentage of Primary Risk- in-Force by FICO Score As of December 31,
	2010	2009	2008
FICO Score:
Less than 575	1.7%	1.7%	1.8%
575—619	4.8%	5.0%	5.2%
620—679	28.1%	29.6%	30.8%
680—719	24.0%	24.6%	25.1%
720 and above	40.6%	38.2%	36.1%
Unreported	0.8%	0.9%	1.0%

Total	100.0%	100.0%	100.0%

Pool Risk-in-force.    The following table shows components of PMI’s net pool risk-in-force as of December 31 for the last five years.

	Pool Risk-in-Force (In millions)
	As of December 31,
	2010	2009	2008
Modified Pool	$347.8	$772.4	$2,221.5
Old Pool	34.9	39.6	190.4
Other Traditional Pool	128.0	163.5	203.8
GSE Pool	95.0	97.6	106.7

Total Pool Risk-in-Force	$605.7	$1,073.1	$2,722.4

The first table below presents data for the portion of PMI’s modified pool portfolio that is subject to deductibles. The second table presents similar data for the portion of PMI’s modified pool portfolio that is not subject to deductibles. The data in the tables below are organized by book year (the year in which the risk was written) and represent in each case the aggregate of modified pool transactions written during the applicable book year. We did not write new pool insurance business in 2008, 2009 and 2010. The data presented are as of December 31, 2010.

	Modified Pool with Deductibles
Book Year	2007	2006	2005 and Prior
	(Dollars in millions)
Insurance in Force	$1,011	$104	$3,243
PMI’s Claims Paid to Date, Including Restructuring	123	354	268
Stop Loss Amount	44	12	145
Deductible Amount	21	2	68
Losses Applicable to Deductible	9	2	34
Deductible Balance	12	—	34
Reserves for Losses (1)	3	2	19
Remaining Risk in Force (2)	$20	$7	$58

	Modified Pool without Deductibles
Book Year	2007	2006	2005 and Prior
	(Dollars in millions)
Insurance in Force	$—	$3,341	$1,891
Stop Loss Amount	—	305	233
PMI’s Claims Paid to Date	—	81	42
Stop Loss Balance	—	224	191
Reserves for Losses (1)	—	53	32
Remaining Risk in Force (2)	$—	$171	$92

(1)	Established loss reserves for delinquent modified pool loans, which represents PMI’s estimates of losses for those loans at December 31, 2010.
(2)	Remaining Risk in Force is net of claims paid to date and the reserves established on delinquent modified pool loans, and represents PMI’s maximum risk on its modified pool exposure. With certain pool agreements, the maximum possible loss to PMI is less than the contractual stop loss amount, primarily as a result of substantial runoff of loans subject to the agreement.

Our maximum exposure is equal to our remaining modified pool risk-in-force, which is set out in the tables above. Our loss reserve balance for all modified pool loans decreased from $225.3 million as of December 31, 2009 to $109.0 million as of December 31, 2010. Additions to loss reserves on modified pool risk were significantly offset by the modified pool restructurings and commutations we completed in 2010. (See Section 7. Defaults and Claims—Pool Claims, below.) In 2010, PMI completed modified pool restructurings and commutations which resulted in PMI paying accelerated discounted claim payments of $247.5 million to the counterparty and the elimination of $0.5 billion of risk-in-force under the policies.

The following table shows the composition of the portion of PMI’s modified pool portfolio that is not subject to deductibles based upon the effective date of coverage. We did not write any modified pool without deductibles risk after December 31, 2006. We do not expect losses on our modified pool without deductibles contracts to reach our maximum loss limits for all book years. However, we and our industry have experienced material losses, particularly on insurance written in 2005 and 2006, and the ultimate amount of loss on pool risk from such book years may depend on, among other things, the portfolio risk characteristics. Because modified pool stop loss limits operate across a pool of loans, we show the composition of PMI’s modified pool portfolio (without deductibles) in the table below on an insurance-in-force (“IIF”) rather than risk-in-force basis.

Book Year	2007-2010	2006	2005 & Prior
Modified Pool (without Deductibles) IIF (In millions)	$—	$3,341	$1,891

Credit Score as percentages of above IIF***
Less than 575	N/A	8.5%	0.1%
575—619	N/A	18.8%	0.9%
620—679	N/A	44.7%	27.1%
680—719	N/A	19.4%	29.0%
720 and above	N/A	8.6%	34.5%

Loan Type as percentages of above IIF
Fixed Rate	N/A	36.0%	95.9%
ARMs	N/A	64.0%	4.1%
2/28 Hybrid ARMs	N/A	0.0%	0.0%

Specific Portfolio Characteristics* as percentages of above IIF
Above 97s	N/A	37.1%	0.1%
Auto States** Loans	N/A	16.7%	5.6%
California Loans	N/A	11.0%	23.3%
Florida Loans	N/A	10.2%	6.5%
Alt-A Loans	N/A	4.1%	74.8%
Interest Only Loans	N/A	3.0%	10.2%

Avg Loan Size	N/A	$150,487	$160,878
Avg LTV	N/A	94%	75%
Avg FICO	N/A	647	708

*	Specific portfolio characteristics are not necessarily mutually exclusive.
**	Auto States include Michigan, Indiana, Ohio, and Illinois.
***	Total may not equal 100% due to unreported FICO scores.

Persistency; Policy Cancellations.    A significant percentage of PMI’s insurance-in-force is comprised of polices written in previous years, and our premiums earned are generated by the policies that remain in force over time. Consequently, the level of policy cancellations and resulting length of time that insurance remains in force are key determinants of PMI’s revenue and net income. One measure of the impact of policy cancellations on insurance in force is our persistency rate, which is based on the percentage of primary insurance in force at the beginning of a 12-month period that remains in force at the end of that period. The following graph and table show average annual mortgage interest rates and MIC’s primary portfolio persistency rates from 2000 to 2010.

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Interest Rate*	8.1%	7.0%	6.5%	5.8%	5.8%	5.9%	6.4%	6.3%	6.0%	5.0%	4.7%
Persistency Rate	80.3%	62.0%	56.2%	44.6%	60.9%	61.9%	69.6%	75.5%	82.2%	84.3%	83.5%

*	Average annual thirty-year fixed mortgage interest rate derived from Freddie Mac data.

As shown above, until 2006, there was a close correlation between low or declining interest rate environments and lower persistency rates. Though interest rates declined between 2007 and 2010, refinance activity in our insured loan portfolio decreased, primarily as a result of nationwide home price depreciation coupled with reduced consumer access to credit, particularly for borrowers with low-down payment mortgage loans. As a result, even in a relatively low interest rate environment, PMI’s primary persistency rate increased. Persistency declined slightly in 2010 but remained at an elevated level, due primarily to the continued effects of depressed home values and limited access to credit. To the extent that home prices experience low appreciation rates or decline from current levels, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate of policy cancellations.

6.	Risk Management

Risk Management Approach.    Our major credit-related risks include macroeconomic risk, regional/local economic and housing risk, customer risk and, generally stated, loan risk. We deploy multiple techniques to identify, monitor and manage these risks. These techniques include diversification of our insured loan portfolio, auditing and quality control efforts, pricing, credit policy, statistical analysis and financial management.

Macroeconomic risks reflect uncertainty posed by general economic conditions. PMI’s Economics and Strategy Department monitors and forecasts key economic variables including gross-domestic product, employment, interest rates, mortgage and housing markets and demographic shifts. As a result of changes in our macroeconomic outlook, we may, among other things, revise premium rates on new business writings.

Regional and local housing markets have historically been the largest contributing factor to our losses. Accordingly, our economic department forecasts the movement of regional housing prices and business conditions as shown in the PMI Market Risk Indexsm. The PMI Market Risk Indexsm is a proprietary statistical model that predicts the probability of a decline in home prices at the end of two years in Metropolitan Statistical Areas, or MSAs, in the United States based on local, historical home price appreciation, changes in the local labor markets and local home affordability. We use the PMI Market Risk Index and other proprietary models to adjust our underwriting guidelines in certain markets with higher risk levels. PMI also has a Distressed Markets Policy, where loan-to-value ratios and loan products are limited on loans originated in designated markets – primarily MSA’s. These markets vary over time according to our expectations of the local housing and economic trends. PMI assesses MSAs on a regular basis.

Customer risk includes the quality and consistency of how mortgage lenders acquire borrowers’ business, how loans are documented or processed, and how the loans are underwritten and serviced. We review customer practices on an ongoing basis.

Loan-risk includes several dimensions, including mortgage type (e.g., fixed-rate mortgage or interest only), borrower characteristics (e.g., debt-to-income ratio or employment status), loan purpose (e.g., primary residence or second home, refinance or purchase) and property type (e.g., single-family home or condominium). We monitor these risks and risk concentrations in our portfolio using various statistical tools. Among these are the pmiAURAsm System, which is a proprietary risk scoring tool that assigns a unique risk score to each loan in PMI’s portfolio corresponding to the relative likelihood of an insured loan going to claim based on demographic, geographic, economic, and loan specific characteristics. Over the past several years, PMI has declined to insure loans with LTV’s above 97%, 2/28 Hybrid ARM’s, investor loans, limited documentation loans, and interest only loans, and has restricted eligibility for cash out refinances and second homes. We utilize our loan level database in addition to proprietary and other statistical models to measure and predict loan performance based on historical prepayment and loss experience. We use our analysis to develop and refine how we price our coverage and in the establishment of national and regional underwriting guidelines to control the concentrations of risk in PMI’s portfolio.

As a result of PMI’s models and processes, the eligibility changes we have implemented and the general changes in residential mortgage origination practices, we expect our business written in 2009 and 2010 to perform well and generate underwriting profits, although there can be no assurance that either will occur.

Underwriting Process.    To obtain mortgage insurance from PMI, an individual loan must meet the eligibility criteria we establish for loan documentation type and other loan, borrower and property attributes. Lenders may submit loan file documents to PMI for underwriting review or, if they are deemed eligible by PMI, certain customers may bind the mortgage insurance following their own underwriting review. The latter process – “delegated underwriting”—requires the lender to meet PMI’s qualifications for the program. PMI reviews the customer’s skills, experience and resources to determine whether the customer may be approved by PMI for its delegated underwriting program. Approximately 82.7% of PMI’s flow NIW is underwritten pursuant to our delegated underwriting program that allows approved lenders, subject to review and periodic quality-control audits, to determine whether loans meet program guidelines and are thus eligible for mortgage insurance.

In performing periodic underwriting reviews, PMI evaluates the general performance of the delegated customer’s insured loan portfolio, including, among other things, delinquency rates, early-payment default rates, and appraisal quality. PMI generally performs periodic quality control audits of a sampling of loans for concurrence with the delegated program rules and for data integrity. The latter audit is conducted because, at the time loans are insured by delegated customers, PMI receives loan data electronically and does not receive or review the original loan documentation. If PMI subsequently determines that a lender participating in the program commits us to insure a loan that fails to meet all of the approved underwriting guidelines, subject to certain exceptions, PMI has the right to exclude or rescind the coverage on the loan. PMI may also suspend or terminate the insured’s delegated authority to extend coverage to new loans if it determines that the insured has not been complying with approved underwriting guidelines.

Contract Underwriting.    In early 2009, we announced the discontinuation of contract underwriting services provided by our wholly-owned subsidiary, PMI Mortgage Services Co., or MSC. MSC performed contract underwriting services for PMI and CMG MI. As a part of its contract underwriting services, MSC provided to its customers monetary and other remedies, including loan indemnifications under certain circumstances, in the event that MSC failed to properly underwrite a mortgage loan. These remedies are separate from the insurance coverage provided by PMI. Contract underwriting remedies were $2.5 million in 2010 compared to $8.3 million and $4.8 million in 2009 and 2008, respectively. MSC may still be obligated to pay remedies in the future even though it has ceased providing contract underwriting services.

7.	Defaults and Claims

Defaults.    Our claims process begins with notification by the insured or servicer to us of a default on an insured loan. “Default” is defined in PMI’s primary master policies as the borrower’s failure to pay when due an amount equal to the scheduled mortgage payment under the terms of the mortgage. Generally, the master policies require an insured to notify us of a default no later than the last business day of the month following the month in which the borrower becomes three payments in default. For reporting and internal tracking purposes, we do not consider a loan to be in default for the purposes of reporting defaults and default rates until a borrower has failed to pay two regularly scheduled payments. Depending upon its scheduled payment date, when a borrower fails to make two consecutive payments, the loan default could be reported to us between the 31st and 60th day after the first missed payment due date. Borrowers default for a variety of reasons, including a reduction of income, unemployment, divorce, illness, inability to manage credit, rising interest rate levels and declining home prices. PMI’s primary default inventories have decreased in 2010 as a result of lower levels of new notices of default, increased cures relative to prior years and a significant increase in the number of primary claims paid. While PMI’s default inventory and default rates have been high in 2010, we believe that new delinquencies from our 2005, 2006 and 2007 primary book years have peaked.

Primary Default Rates by Region.    Primary default rates differ from region to region in the United States. PMI’s default rates are calculated by dividing the number of insured loans in default in the particular portfolio by the total number of policies in force in that portfolio. Declining home prices and weak economic conditions, particularly in California and Florida, have negatively affected PMI’s default rates in those states. The two tables below set forth primary default rates by region for the various regions of the United States and the ten largest states by PMI’s primary risk-in-force. Default rates are shown by region based on location of the underlying property.

	Percent of Primary Risk- in-Force as of December 31, 2010	Primary Default Rate by Region as of December 31,
		2010	2009	2008
Region
Pacific (1)	14.68%	24.65%	27.84%	17.24%
New England (2)	4.41%	17.52%	15.87%	10.47%
Northeast (3)	10.88%	19.55%	18.45%	11.70%
South Central (4)	17.50%	14.87%	16.53%	10.93%
Mid-Atlantic (5)	6.51%	18.02%	19.53%	12.12%
Great Lakes (6)	9.15%	18.86%	20.01%	14.85%
Southeast (7)	23.52%	25.83%	26.95%	17.88%
North Central (8)	10.30%	19.66%	20.85%	13.32%
Plains (9)	3.05%	12.87%	13.23%	8.80%

Total Primary Portfolio	100.00%	20.26%	21.40%	14.12%

(1)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(2)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(3)	Includes New Jersey, New York and Pennsylvania.
(4)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(5)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(6)	Includes Indiana, Kentucky, Michigan and Ohio.
(7)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.
(8)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(9)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.

	Percent of Primary Risk- in-force as of December 31, 2010	Primary Default Rates for Top Ten States by Primary Risk-in-force (1)
		Default Rates as of December 31,
		2010	2009	2008
Florida	9.6%	40.57%	41.14%	27.79%
Texas	8.0%	11.45%	12.97%	9.44%
California	7.4%	29.48%	36.68%	24.68%
Illinois	5.2%	24.63%	24.96%	14.80%
Georgia	4.6%	20.59%	23.15%	14.62%
New York	4.1%	20.39%	18.50%	11.27%
Ohio	4.0%	17.20%	18.04%	13.50%
Pennsylvania	3.5%	15.80%	15.46%	10.75%
New Jersey	3.3%	25.35%	24.06%	14.17%
Washington	3.3%	17.76%	16.50%	8.15%

(1)	Top ten states as determined by primary risk-in-force as of December 31, 2010.

Primary Default Rates by Channel and Loan Characteristics.    As discussed in Section 5. Business Composition, above, certain borrower and loan characteristics increase the risk, on average, of loan default and ultimate claims. Insured loans in PMI’s portfolio may contain one, more than one or none of the loan characteristics identified in Section 5 above. The table below shows default rates for loans that contain certain of the characteristics identified by PMI as having heightened risk.

	Primary Default Rates as of December 31,
	2010	2009	2008

Primary
Loan Type*
Alt-A Loans	40.4%	43.9%	30.6%
Less-than-A Quality	37.6%	40.8%	30.8%
Above 97s	26.3%	28.7%	18.3%
ARMs (excluding 2/28 Hybrid ARMs)	41.8%	43.0%	32.0%
2/28 Hybrid ARMs	52.7%	54.3%	48.5%
Payment option ARMs	53.1%	53.1%	38.9%
Interest Only	40.9%	43.8%	28.6%
Total Primary	20.3%	21.4%	14.1%

*	Loan types are not mutually exclusive.

Primary Default Rates and the Aging of PMI’s Insurance Portfolio.    Default and claims activity are not spread evenly throughout the coverage period of a primary insurance book of business. Based upon our experience, we generally expect the majority of default and claims activity on insured loans in PMI’s current portfolio to occur in the second through fourth years after loan origination. Primary insurance written from the period of January 1, 2006 through December 31, 2010 represented 69.9% of PMI’s primary insurance in force at December 31, 2010. The table below, which sets out default rates by book year, shows that PMI has experienced adverse and accelerated delinquency development in its 2005, 2006, 2007 and 2008 insured loan portfolios.

Book Year	PMI Average Fixed Rate (1)	Percent of Primary Risk-in-Force as of December 31, 2010	Default Rates
			2010	2009	2008	2007	2006	2005
2002 and prior	8.24%	5.2%	17.6%	16.4%	12.3%	9.7%	9.5%	10.7%
2003	5.99%	6.9%	15.1%	15.3%	9.6%	6.4%	5.3%	5.1%
2004	6.12%	7.9%	18.5%	17.6%	11.4%	7.8%	5.9%	4.7%
2005	6.22%	11.7%	23.8%	23.3%	16.0%	9.6%	4.9%	2.3%
2006	6.96%	14.5%	29.4%	31.4%	21.2%	10.8%	2.5%	—
2007	6.93%	26.8%	29.4%	30.9%	18.3%	5.1%	—	—
2008	6.20%	14.4%	13.2%	11.7%	3.9%	—	—	—
2009	5.15%	6.5%	1.6%	0.6%	—	—	—	—
2010	4.70%	6.1%	0.1%	—	—	—	—	—

Total		100.0%	20.3%	21.4%	14.1%	7.9%	5.6%	5.7%

(1)	Average PMI fixed annual mortgage interest rate.

Loss Mitigation.    PMI’s Homeownership Preservation Initiatives department (“HPI”) was formed in 2007 to facilitate and enhance retention workouts on PMI-insured loans. Retention workouts include loan modifications and other loan repayment options discussed below, which may enable borrowers to cure mortgage defaults and retain ownership of their homes. HPI coordinates with loan servicers to provide them with delegated authority to approve workouts on certain categories of loans within specified parameters, places PMI loss mitigation staff on-site at loan servicers’ offices and trains servicer staff on loan workout strategies. HPI also supplements loan servicers’ outreach efforts to delinquent borrowers on PMI-insured loans to educate them about workout options and to facilitate loan workout discussions with their loan servicers. HPI provides these outreach efforts through the use of PMI’s loss mitigation professionals and through the engagement of specialty vendors and non-profit housing counseling agencies. If a retention workout is not viable for a borrower, PMI attempts to mitigate loss on the loan through a liquidation workout option, including a pre-foreclosure sale or a deed-in-lieu of foreclosure.

Retention workouts are designed to assist borrowers in curing, or satisfying in full, their delinquent loans. The ability of borrowers to cure delinquent loans is influenced by borrowers’ financial resources, regional housing and economic conditions, such as unemployment rates and home prices, and in recent periods, the speed and efficiency with which loan servicers process delinquencies and engage in loss mitigation efforts. A retention workout is often preceded by a forbearance plan, which temporarily allows the suspension of all or part of a borrower’s regularly scheduled payment for a specified time period to permit time to explore retention workouts. Retention workout options include refinances, loan modifications (HAMP and non-HAMP), and repayment plans. With a loan refinance, the borrower obtains a new loan and uses the proceeds to satisfy in full the existing loan. Modification of a PMI-insured loan is a process whereby any or some of the terms of a loan are modified with the approval of the insured lender and PMI. In a loan modification, the parties may agree to adjust the interest rate, extend the amortization period, and/or increase the amount of principal by the delinquent amount. In a small number of instances to date, an insured lender may also agree to modify a loan to decrease the amount of principal a borrower owes. Primarily because loan modifications often include any combination of modified terms, we do not separately track our modified risk-in-force with respect to the individual components of the loan modification. A loan repayment plan permits a delinquent borrower to satisfy its past-due loan amount by making additional payments along with regularly scheduled payments until the borrower becomes current on the loan. Because it results in a curing of the underlying default, when a retention workout is completed, we remove the loan from PMI’s default inventory and cease to include it in our loss reserve estimates. While a loan is in forbearance, the underlying default remains and we continue to include the loan in PMI’s default inventory.

A liquidation workout may be in the form of a pre-foreclosure sale (early disposal of the underlying property, usually in an amount less than what the borrower owes) or a deed-in-lieu of foreclosure (where the borrower conveys title of a property securing a loan to the lender in satisfaction of the debt), both of which avoid the lengthy and more costly foreclosure process. Both options can mitigate PMI’s loss by reducing foreclosure and other costs, resulting in a lower claim size to PMI.

Rescission Activity.    PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment), or EPDs, and also investigates certain other non-EPD loans, for misrepresentation, negligent underwriting and eligibility for coverage. Based upon PMI’s investigations, industry data and other data, we believe that there were significantly higher levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting in 2006 and 2007 when compared to historical levels.

PMI’s mortgage insurance policies, certain endorsements, and certain of its lender-paid mortgage insurance commitment agreements contain provisions giving PMI the right to unilaterally rescind coverage of an insured loan for breach of representations and warranties, material misrepresentation, negligent underwriting and/or ineligibility. PMI may also have rescission rights under general principles of contract law. Generally, PMI exercises its contractual rights following an investigation and upon establishing a reasonable belief that at loan origination there was a material misrepresentation by the originator or an agent of the originator, that the loan was negligently underwritten, or that the loan was not eligible for coverage under an approved loan program or set of underwriting guidelines. When PMI rescinds coverage, we notify the insured in writing, identify the bases for the rescission, summarize the evidence supporting the rescission decision and refund all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. Our inventory of files under review peaked in 2010 and, as a result, rescission levels are generally declining relative to prior periods. For further discussion of rescission activity and challenges we have received to our rescission decisions, see MD&A—Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Rescission Activity and Claim Denials.

When PMI rescinds coverage of a delinquent loan, we remove it from our delinquent loan inventory upon which we base loss reserves and from our calculation of PMI’s risk-in-force and insurance in force. For a discussion of the impact of our rescission activity on our loss reserves, see MD&A—Critical Accounting Estimates—Reserves for Losses and LAE—U.S. Mortgage Insurance Operations—Rescission Activity and Loss Reserves.

Claim denials.    In some cases, our servicing customers do not produce documents necessary to perfect the claim (“documentation claim denials”). This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied. If our servicing customers ultimately produce documents we had previously requested, PMI will review the file for potential claim payment. Beginning in 2010, claim denials also include claims denied or curtailed as a result of servicers’ failure to adhere to customary standards relating to the servicing of delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to significantly increase in 2011. For a discussion of the impact of claim denials on our loss reserves, see MD&A—Critical Accounting Estimates—Reserves for Losses and LAE—U.S. Mortgage Insurance Operations- Claim denials and loss reserves.

Claims and Policy Servicing.    As a result of the portion of delinquent loans that cure, the frequency of claims is not directly proportional to the number of defaults we receive. As discussed above under Loss Mitigation, when the likelihood of a defaulted loan being reinstated through a retention workout is minimal, we work with the servicer to explore the possibility of a liquidation workout. Ultimately, whether an uncured default leads to a claim principally depends on the borrower’s employment status, equity in the underlying property at the time of default and the borrower’s or the insured’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage loan.

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

While we select the claim settlement option that best mitigates the amount of our claim payment, we generally pay the coverage percentage multiplied by the loss amount. At December 31, 2010, our carrying value, which approximates fair value, of REO properties was $0.3 million compared to $0.1 million at December 31, 2009 and $4.8 million at December 31, 2008.

Primary Claim Sizes and Severity.    The severity of an individual claim is calculated as the ratio of the claim paid to the original risk-in-force relating to the loan. The main determinants of the severity of a claim are the value of the underlying property, accrued interest on the loan, expenses advanced by the insured, foreclosure expenses, the time required to complete foreclosure (which varies by state), and the amount of mortgage insurance coverage placed on the loan. Pre-foreclosure sales, acquisitions and other early workout efforts, including those described above, help to reduce overall claim severity. In 2010, we processed 4.9% of the paid primary insurance claims on the basis of a prearranged sale, compared to 6.9% and 10.9% in 2009 and 2008, respectively. In 2008 to 2010, we exercised the option to acquire the property on less than 0.3% of the primary claims processed for payment.

PMI’s average primary claim severity is, for a given period, primary claims paid as a percentage of the total risk-in-force of primary loans for which claims were paid. The increase in average primary claim severity in 2008 (shown in the table below) reflects the deterioration of the mortgage, housing, labor and credit markets. Because severity reflects regional as well as national market conditions, PMI’s average primary claim severity varies from region to region. The table below shows average primary claim severity, by region, for the years 2007 through 2010. In 2010, severity improved in almost every region, with a slight increase in the South Central region. The general decline in severity in 2010 was driven primarily by the increase in claims denials, which are settled as claims with a zero dollar payment.

	Average Primary Claim Severity
	2010	2009	2008	2007
Region
Great Lakes (1)	89.5%	96.8%	105.2%	104.4%
Mid-Atlantic (2)	77.9%	84.1%	91.1%	75.8%
New England (3)	77.4%	79.6%	94.8%	90.6%
North Central (4)	84.1%	89.7%	98.7%	93.8%
Northeast (5)	79.2%	81.2%	98.1%	83.0%
Pacific (6)	78.8%	82.7%	95.7%	88.2%
Plains (7)	83.0%	89.3%	93.5%	92.9%
South Central (8)	80.1%	79.4%	91.9%	87.7%
Southeast (9)	82.7%	87.3%	92.1%	87.2%
Average Primary Claim Severity—U.S.	81.3%	85.5%	95.6%	91.5%

(1)	Includes Indiana, Kentucky, Michigan and Ohio.
(2)	Includes Delaware, Maryland, Virginia, Washington D.C. and West Virginia.
(3)	Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(4)	Includes Illinois, Minnesota, Missouri and Wisconsin.
(5)	Includes New Jersey, New York and Pennsylvania.
(6)	Includes California, Hawaii, Nevada, Oregon and Washington, Alaska and Guam.
(7)	Includes Idaho, Iowa, Kansas, Montana, Nebraska, North Dakota, South Dakota and Wyoming.
(8)	Includes Arizona, Colorado, Louisiana, New Mexico, Oklahoma, Texas and Utah.
(9)	Includes Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee and Puerto Rico.

The table below sets out by channel primary claims paid (which does not include changes in loss reserves):

	Primary Claims Paid for the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Flow channel	$1,128,752	$615,670	$483,988
Structured finance channel	271,250	218,171	288,355
Ceded claims, supplemental and other*	(393,969)	(129,147)	(47,087)

Total primary claims paid	$1,006,033	$704,694	$725,256

*	Includes amounts recovered from captive trust accounts due to the termination of captive agreements.

The following table sets forth, for each of the years 2008, 2009 and 2010, the dispersion of PMI’s losses and loss adjustment expenses (“LAE”) by book year. PMI’s losses and LAE includes net changes in the period to loss reserves on PMI’s delinquent loan inventories. Losses and LAE also includes expenses related to default, loss mitigation and claim processing.

	Losses and Loss Adjustment Expenses For the year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Book Year
2002 and prior	$40,919	$48,519	$62,879
2003	55,131	93,661	77,722
2004	87,125	136,244	139,878
2005	220,432	408,094	317,584
2006	366,963	459,996	542,572
2007	406,205	439,904	566,146
2008	72,778	116,151	87,372
2009	6,916	4,227	—
2010	323	—	—

Total	$1,256,792	$1,706,796	$1,794,153

Pool Claims.    Pool claims are generally filed after the underlying property is sold. We settle a pool claim in accordance with the terms of the applicable pool insurance policy, which includes a stop loss limit and, in some cases, a specified deductible. Subject to such stop loss limit and any deductible, our modified pool insurance generally covers a specified percentage of the particular loss less net proceeds from the sale of the property and any primary claim proceeds. Our traditional pool insurance generally covers 100% of the loss less net proceeds from the sale of the property and any primary claim proceeds. Other pool insurance policies may include a maximum coverage percentage or a defined benefit. Claims relating to policies with a maximum coverage percentage are settled at the lesser of the actual loss or the maximum coverage set forth in the applicable policy. Claims relating to policies with defined benefits are settled at the maximum coverage percentage set forth in the applicable policy. We settle pool claims upon receipt of all supporting documentation. Pool insurance claims paid by PMI decreased from $618.5 million in 2009 to $243.7 million in 2010. In 2010, claims paid included amounts we paid in connection with restructurings and commutations of certain modified pool policies, which resulted in the acceleration of claims paid at a discount of the reserves established on such modified pool policies of approximately $248 million (subject to certain adjustments) and the release of loss reserves.

Modified Pool Performance. The tables Modified Pool (with Deductibles) by Book Year and Modified Pool (without Deductibles) by Book Year, in Section 5 above, summarize the loss development of PMI’s modified pool portfolio.

Loss Reserves

A period of time may elapse between the occurrence of the borrower’s default on mortgage payments (the event triggering a potential future claim payment), the reporting of such default to us and the eventual payment of the claim related to such default. To recognize the liability for unpaid losses related to loans in default, PMI, in accordance with industry practice, establishes loss reserves in respect of loans in default based upon the estimated claim rate and estimated average claim amount of loans in default. Included in loss reserves are loss adjustment expense (“LAE”) reserves, and incurred but not reported (“IBNR”) reserves. IBNR reserves represent our estimated unpaid losses on loans that are in default but have not yet been reported to us as delinquent by our customers. We also consider the effect of projected future rescission, claim denial and loan modification activity with respect to the current inventory of delinquent loans, which has materially reduced our loss reserve estimates. Consistent with industry accounting practices, PMI does not establish loss reserves for estimated potential defaults that have not occurred but that may occur in the future. For a full discussion of our loss reserving policy and process, see Item 7. MD&A—Critical Accounting Estimates—Reserves for Losses and LAE. For a reconciliation of the beginning and ending reserve for losses and loss adjustment expenses on a consolidated basis, see Item 8. Financial Statements and Supplementary Data—Note 8. Reserve for Losses and Loss Adjustment Expenses (LAE).

The table below shows PMI’s total risk-in-force and loss reserves as of December 31, 2010, 2009 and 2008.

	Risk-in-Force and Loss Reserves as of December 31,
	2010	2009	2008
	(Dollars in thousands)
Total Primary and Pool Risk-In-Force	$25,462,020	$28,867,036	$33,327,248

Gross Loss Reserves by Book Year
2002 and prior	$126,099	$133,417	$135,387
2003	141,230	141,707	117,084
2004	219,518	190,231	163,349
2005	404,035	439,246	398,966
2006	667,350	827,694	761,836
2007	1,032,115	1,184,521	913,695
2008	245,205	217,222	92,620
2009	10,705	4,236	—
2010	323	—	—

Total Loss Reserves	$2,846,580	$3,138,274	$2,582,937

Our loss reserve balance was lower as of December 31, 2010 compared to December 31, 2009 primarily as a result of high levels of claim payments in 2010. The reduction in loss reserves in 2010 was partially offset by additional loss reserves as a result of re-estimations of loss rates on prior years’ incurred losses.

Loan Performance

The table below shows cumulative losses paid by PMI at the end of the year of original policy issuance (“policy year”) and each successive year thereafter, expressed as a percentage of the cumulative premiums written on such policies.

Percentage of Cumulative Primary Insurance Losses Paid (Gross)
To Cumulative Primary Insurance Premiums Written (Gross)*
Policy Issue Year (Loan Closing Year)
Year	1980	1981	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991	1992	1993	1994	1995
1	—	—	—	—	—	—	0.1	0.0	—	—	—	—	—	—	—	0.1
2	11.8	23.3	38.1	14.8	9.8	4.5	1.5	0.4	0.1	0.3	0.7	0.8	1.1	1.0	1.0	2.8
3	39.2	90.4	112.1	47.3	44.0	18.7	5.2	2.0	2.0	3.6	7.1	6.6	6.9	5.5	6.5	10.4
4	74.2	139.3	166.3	83.0	83.1	35.2	8.7	5.1	6.1	10.8	17.8	16.9	16.3	13.4	13.7	15.4
5	95.5	168.3	180.9	129.3	114.3	47.4	12.2	9.7	11.6	21.9	31.7	28.9	28.3	18.7	18.0	18.2
6	100.8	168.0	229.6	165.9	127.1	56.4	15.6	13.1	18.5	32.4	41.8	39.8	36.1	21.1	20.1	19.2
7	90.8	184.8	251.0	177.5	135.9	60.7	18.5	17.5	23.1	40.3	50.5	47.4	40.3	21.9	20.9	20.1
8	98.5	197.3	265.4	184.6	139.3	63.0	21.3	20.7	26.2	45.7	56.2	51.3	41.5	22.0	21.3	20.3
9	107.8	203.6	265.7	187.7	141.9	65.0	24.1	23.0	29.1	49.6	59.2	52.7	41.3	21.8	21.3	20.4
10	111.4	205.6	264.4	189.8	142.6	65.3	25.8	25.1	31.5	51.7	60.9	52.6	41.1	21.6	21.3	20.5
11	113.0	207.1	263.8	191.0	142.9	65.9	27.4	26.5	33.6	52.8	61.4	52.7	41.0	21.7	21.4	20.6
12	114.1	208.8	264.4	191.3	142.6	65.8	28.4	27.8	34.6	53.1	61.4	52.7	41.0	21.7	21.4	20.7
13	114.6	208.9	263.3	191.1	142.1	65.8	28.8	28.4	35.0	53.3	61.4	52.6	41.0	21.7	21.4	20.8
14	115.0	209.8	262.2	190.6	141.7	65.9	29.0	28.6	35.2	53.3	61.4	52.6	41.0	21.6	21.4	20.9
15	115.1	209.5	261.5	190.1	141.5	66.0	29.1	28.5	35.2	53.2	61.4	52.6	41.0	21.6	21.4	20.9
16	115.3	209.2	260.8	189.8	141.3	66.0	29.1	28.5	35.2	53.2	61.5	52.6	41.0	21.7	21.5	20.9
17	115.5	208.9	260.4	189.5	141.0	66.0	29.1	28.6	35.2	53.2	61.5	52.6	41.0	21.7	21.5
18	115.5	208.5	259.8	189.5	140.9	66.0	29.1	28.6	35.2	53.2	61.5	52.7	41.0	21.7
19	115.5	208.1	259.6	189.5	140.8	66.0	29.1	28.5	35.2	53.2	61.5	52.7	41.0
20	115.4	208.1	259.6	189.4	140.8	66.0	29.1	28.5	35.2	53.2	61.5	52.7
21	115.4	208.0	259.5	189.5	140.7	65.9	29.1	28.5	35.2	53.2	61.5
22	115.3	208.0	259.5	189.5	140.7	65.9	29.1	28.5	35.2	53.2
23	115.3	208.0	259.5	189.4	140.6	65.9	29.1	28.5	35.2
24	115.3	208.0	258.6	189.5	140.5	65.9	29.1	28.5
25	115.3	206.6	258.1	189.5	140.5	65.9	29.1
26	114.5	206.3	258.1	189.5	140.5	65.9
27	114.0	206.3	258.1	189.5	140.5
28	114.0	206.3	258.1	189.5
29	114.0	206.3	258.1
30	114.0	206.3
31	114.0

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
1	—	—	—	0.1	1.2	1.1	0.1	0.1	0.1	0.1	0.3	0.2	0.1	—	—
2	2.9	2.3	1.2	2.7	10.2	6.6	4.5	2.8	3.9	4.9	11.3	14.9	3.6	0.7
3	8.3	5.8	3.8	5.9	21.8	22.5	14.5	8.9	12.3	22.2	56.8	36.0	28.9
4	11.9	8.7	5.7	8.6	35.2	34.1	23.3	13.9	21.2	60.0	86.4	89.7
5	14.2	10.4	6.7	11.1	43.0	42.0	27.7	17.4	30.8	84.1	138.5
6	15.3	11.1	7.7	12.7	48.0	45.8	30.5	20.5	37.9	101.9
7	15.8	11.9	8.3	13.9	50.3	47.9	32.5	23.1	43.6
8	16.1	12.4	8.8	14.4	51.7	49.1	33.9	26.4
9	16.3	12.8	9.0	14.7	52.3	49.8	35.2
10	16.5	13.0	9.2	15.0	52.8	50.5
11	16.6	13.0	9.4	15.2	53.3
12	16.7	13.2	9.5	15.5
13	16.8	13.3	9.6
14	16.9	13.3
15	16.9

*	Gross premiums written has not been reduced by ceded and refunded premiums.

As the above table shows, performance of policies originally issued in the years 1980 through 1984 was adverse, with cumulative loss ratios ranging from 114.0% to 258.1% at the end of 2010. Such adverse experience was significantly impacted by deteriorating economic and real estate market conditions in the “Oil Patch” states in the 1980s. In 1985, PMI adopted substantially more conservative underwriting standards which we believe, along with increased premium rates and generally improving economic conditions, contributed to the lower cumulative loss ratios in subsequent years.

The above table also shows that the cumulative loss ratios for all policy years through 1999 did not change by a material amount from the end of 2008, which indicates that these ratios have stabilized and reached their ultimate development for each of these policy years. The 2002 and 2003 book years are developing favorably compared to 2000 and 2001 due to a lower level of claims and higher persistency. 2004 has a higher cumulative loss ratio development than 2003, due to higher claims development and comparable persistency.

Book years 2005 through 2007 are developing under sustained negative economic conditions. These years’ high loss ratios are primarily due to higher delinquencies, claim rates and claim severity associated with the ongoing weakness in the residential mortgage and housing markets, as well as loan products that have experienced higher levels of losses. In particular, the cumulative loss ratio from book year 2007 reflects significant exposure to insurance written on Alt-A loans as well as loans with higher LTVs with greater exposure to home price declines. We do not expect business written in the 2005-2007 book years to be profitable.

The 2008 book year experienced a cumulative loss ratio of 28.9% in its third year. The loss ratio for 2008, while elevated, is lower than 2006 and 2007, reflecting the gradual transition in credit quality of our new insurance business during the year, as a result of our adoption of tighter underwriting guidelines and customer management strategies. Negative performance of business written in the first half of 2008 has offset the better performance of the higher quality business we wrote in the latter half of the year. The 2009 and 2010 book years are in their early stages of development and have significantly lower early default activity than prior book years. As a result of their improved credit quality, we expect these book years to perform favorably.

8.	Sustainable Homeownership

We support certain nonprofit organizations whose stated goals are to foster sustainable homeownership. Fostering sustainable homeownership includes preparing families for their ownership responsibilities and helping them meet that obligation. In line with these two goals, we support community-based organizations that offer homebuyer education programs and, through our HPI department, endeavor to facilitate loan servicers’ efforts to keep families in their homes. PMI is committed to creating sustainable homeownership opportunities by sponsoring organizations with national reach that provide counseling related services. We also work with various nonprofit counseling agencies to assist in their efforts to reach borrowers who are in financial distress.

9.	Reinsurance

Reinsurance does not discharge PMI, as the primary insurer, from liability to a policyholder. The reinsurance company indemnifies PMI for the reinsurance company’s share of losses incurred under specific insurance policies, unlike an assumption and novation agreement, where the assuming company’s liability to the policyholder is substituted for that of PMI. PMI’s reinsurance arrangements include captive reinsurance, both excess-of-loss (“XOL”) and quota-share and other reinsurance structures, as well as reinsurance agreements with affiliates to comply with state statutory requirements.

Captive Reinsurance

Mortgage insurers, including PMI, offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. Under a captive reinsurance agreement, PMI reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. In return, PMI cedes premiums pursuant to its captive reinsurance arrangements in exchange for the reinsurance of a portion of the PMI’s risk less, in some instances, a ceding commission paid to us for underwriting and administering the business.

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

Dividends from the trust accounts are only permissible once specified capital ratios are exceeded and then, only to the extent of such excess. For example, with respect to XOL arrangements, only amounts held in the trust that exceed 20% of the ceded risk may be dividended to the captive. In addition to adherence to dividend capital ratios, some captive reinsurance agreements prohibit any dividends until book years have been reinsured for a minimum time period, typically three years. Because captive trust assets are not segregated by book or policy year, ceded premiums deposited into a trust in one year may be used to pay claims on policies reinsured by the captive in prior or later book years. As of December 31, 2010, assets in captive trust accounts held for the benefit of PMI totaled approximately $724.3 million. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that the aggregate amount of assets held for the benefit of PMI in captive trust accounts will decrease in 2011.

Most of PMI’s captive reinsurance agreements are XOL arrangements, under which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer. In the first quarter of 2008, the GSEs’ eligibility requirements for approved mortgage insurers were temporarily amended, with respect to business written on or after June 1, 2008, to prohibit cessions of gross risk or gross premium cedes greater than 25% to captive reinsurers. As of that date, we amended existing agreements that ceded greater than 25% to cede no more than 25% or, in some cases, such agreements were cancelled and placed into runoff. In 2009, PMI placed all remaining XOL agreements into run-off and no longer cedes premiums to such captives. PMI continues, however, to cede premiums to the captives with respect to risk-in-force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. PMI did not enter into any new captive reinsurance agreements in 2010.

Captive reinsurance agreements mitigate catastrophic losses in times of economic stress. In addition, certain rating agency capital models recognize the trust balances of the captive reinsurers and, thus, also recognize the reinsurance value and transfer of risk associated with captive reinsurance. Typically, only flow Borrower Paid MI is subject to captive reinsurance agreements. The captive reinsurance agreements must comply with both federal and state statutes and regulations, including the Real Estate Settlement Procedures Act of 1974, as well as criteria established by the GSEs. Claim payments from captive trusts were $748.1 million in 2010 compared to $213.2 million in 2009.

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

State Regulation

General.    Our U.S. mortgage insurance subsidiaries are subject to comprehensive, detailed regulation by the insurance departments of the states in which they are licensed to transact business. The principal aim of this regulation is to safeguard their solvency for the protection of policyholders. Although their scope varies, state insurance laws generally grant broad powers to supervisory agencies or officials to examine the financial books and records of companies, as well as their market conduct and practices, and to enforce rules or exercise discretion touching the most significant aspects of the insurance business. In light of current negative economic conditions and the impacts on our financial condition and results of operations, we expect greater scrutiny from state insurance regulators certain of whom have increased their reporting requirements.

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

Risk-to-Capital and Minimum Policyholders’ Position.    As discussed above in Item 1(C). Business—Certain Regulatory and Other Issues Facing PMI, in sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position or exceeds a maximum permitted risk-to-capital ratio of 25 to 1 it may be prohibited from writing new business. In certain of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet the applicable capital adequacy requirements. In other states, the applicable regulator has discretion as to whether the mortgage insurer may continue writing new business. Thirty-four states do not have specific capital adequacy requirements for mortgage insurers. As of December 31, 2010, MIC’s risk-to-capital ratio was 19.9 to 1 and its excess minimum policyholders’ position was $184.3 million. See Item 1A. Risk Factors—Our primary insurance subsidiary, MIC is subject to various capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate.

Reserves.    Our mortgage insurance subsidiaries are required under the insurance laws of their state of domicile and many other states, including New York and California, to establish a special contingency reserve with annual additions of amounts equal to 50% of premiums earned. Contingency reserves are required to be held for ten years and then are released into surplus, although earlier releases may be authorized by state insurance regulators in certain cases or if, and to the extent, the mortgage insurer’s loss ratio exceeds 35%. For the year ended December 31, 2010, MIC released $261.4 million of contingency reserves into surplus attributable to losses in excess of 35% of earned premiums. PIC released $31.2 million of contingency reserves into surplus for excess of 35% losses. At December 31, 2010, PMI had statutory policyholders’ surplus of $790.2 million and statutory contingency reserves of $34.0 million.

Dividends.    MIC did not pay shareholder dividends to The PMI Group in 2010 and we do not expect that MIC will pay dividends to The PMI Group in 2011. Our Arizona insurance subsidiaries’ ability to pay dividends (including returns of capital) to The PMI Group as their sole shareholder is limited, among other things, by the insurance laws of Arizona and other states. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. See Item 7. MD&A—Liquidity and Capital Resources—The PMI Group Liquidity—Dividends to The PMI Group.

Other states may also limit or restrict MIC’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves. Insurance regulatory authorities have broad discretion to limit the payment of dividends by insurance companies. MIC’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Company (“Allstate”). MIC’s ability to pay dividends is also limited by the terms of our agreements with the GSEs’ relating to PMAC. Under the agreements, MIC may not, without the GSEs’ prior written consent, pay dividends or make distributions or payments of indebtedness outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, our agreements with Fannie Mae and Freddie Mac permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

Premium Rates and Policy Forms.    Our insurance subsidiaries’ premium rates and policy forms are subject to regulation in every jurisdiction in which each is licensed to transact business. In most U.S. jurisdictions, policy rates and forms must be filed prior to their use. In some U.S. jurisdictions, these rates and forms must be approved by the state regulator prior to use.

Reinsurance.    Regulation of reinsurance varies by state. With the exceptions of Arizona, Illinois, Wisconsin, New York, North Carolina, and California, many states have no special restrictions on mortgage guaranty reinsurance other than standard reinsurance requirements applicable to property and casualty insurance companies. Certain restrictions apply under Arizona law to domestic companies and under the laws of several other states to any licensed company ceding business to unlicensed or unaccredited reinsurance companies. Under such laws, if a reinsurance company is not accredited in such states, the domestic company ceding business to the reinsurance company cannot take credit in its statutory financial statements for the risk ceded to such reinsurance company absent compliance with certain minimum statutory capital and reinsurance security requirements. In addition, Arizona prohibits reinsurance unless the reinsurance agreements meet certain requirements even if no statutory financial statement credit is taken. Under the Dodd-Frank Act, if the state of domicile of a ceding insurer is accredited by the National Association of Insurance Commissioners (“NAIC”), and recognizes credit for reinsurance for the insurer’s ceded risk, then no other state may deny such credit for reinsurance. In addition, the Act prohibits states from applying their laws to reinsurance agreements of ceding insurers not domiciled in their state. These Dodd-Frank provisions take effect July 21, 2011.

Examinations.    Our licensed insurance and reinsurance subsidiaries are subject to examination of their financial condition and market conduct by the insurance departments of each of the states in which they are licensed to transact business. The Arizona Department of Insurance (the “Department”) periodically conducts a financial examination of insurance companies domiciled in Arizona. In 2008 and 2009, the Department conducted its regularly scheduled financial examination of MIC, PMG, PRC, PIC and RIC for the five year period between January 1, 2003 and December 31, 2007 and filed its report on June 29, 2009. The Department recently gave us notice that it intends to conduct a financial examination of MIC, PMG, PMAC, PIC, PRC and RIC for the three year period between January 1, 2008 and December 31, 2010. The Department has advised us that the financial examination is an important factor in its continuing financial oversight and evaluation of MIC’s financial condition. The Wisconsin Office of the Commissioner of Insurance examined CMG MI, CLIC (now PMAC) and WMAC in 2008 for the five year period ended December 31, 2008 and issued its final examination report in 2009. In lieu of examining a foreign insurer (i.e., an insurer licensed but not domiciled in a state), the insurance supervisors may accept an examination report by a state that has been accredited by the NAIC. Thus, while states have the authority to examine all licensed insurers, in practice, insurance supervisors for the most part defer to the financial examination reports issued by the domiciliary supervisor. The final financial examination reports are public records and may be obtained from the applicable state’s department of insurance.

On July 12, 2010, the California Department of Insurance (the “California Department”) issued a market conduct examination report of MIC indicating no unresolved or substantial allegations of error. On October 8, 2010, the California Department issued its final reports following its market conduct examination of CMG MI in 2010, indicating no allegations of error. The Nevada Division of Insurance initiated a premium tax and market conduct examination of MIC on May 19, 2010. This examination is ongoing. In 2006, the Minnesota Department of Commerce (MN DOC) initiated an examination of the use of captive reinsurers in the mortgage insurance industry. The U.S. Department of Housing and Urban Development (HUD) has made inquiries related to this MN DOC examination. This examination is ongoing. No allegations of wrongdoing have been issued by MN DOC or HUD.

National Association of Insurance Commissioners.    The NAIC is an organization of the state insurance regulators of all 50 states, the District of Columbia, Puerto Rico, Guam, and U.S. Territories. A major objective of the NAIC is to promote uniformity and harmonization of insurance regulation among the states by the adoption and promulgation of model laws and regulations. The NAIC has developed a rating system, the

Insurance Regulatory Information System, or IRIS, primarily intended to assist state insurance departments in overseeing the statutory financial condition of all insurance companies operating within their respective states. IRIS consists of key financial ratios, which are intended to indicate unusual fluctuations in an insurer’s statutory financial position and/or operating results. State insurance regulators apply NAIC IRIS financial ratios to MIC and its insurer affiliates on a continuing basis in order to monitor their financial condition. The NAIC’s Financial Analysis Working Group has been facilitating the exchange of information among regulators of mortgage guaranty insurers.

Federal Laws and Regulation

Certain federal laws, such as the Homeowners Protection Act, discussed below, directly affect private mortgage insurers. Private mortgage insurers, including PMI, are impacted indirectly by federal legislation and regulation affecting mortgage originators and lenders, purchasers of mortgage loans, such as the GSEs, and governmental insurers such as the FHA and VA. Changes in federal housing legislation and other laws and regulations that affect the demand for private mortgage insurance, such as the recently enacted Dodd-Frank Act, could affect PMI. As noted in Item 1(D)(2). Business—U.S. Mortgage Insurance Operations—Competition— U.S. and State Government Agencies above, the FHA has substantially increased its market share of the U.S. primary mortgage insurance business, in part due to federal legislation temporarily increasing the maximum loan amount that the FHA may insure, in some cases up to the GSE limits, including up to $729,750 in “high-cost” areas. Further legislation that increases the number of persons eligible for FHA or VA insured mortgages could have a material adverse effect on our ability to compete with the FHA or VA.

GSEs.    In order to be eligible to insure loans purchased by the GSEs, mortgage insurers must meet Fannie Mae’s and Freddie Mac’s mortgage insurer eligibility requirements. MIC’s continued status as an eligible mortgage insurer and the GSEs’ 2009 and 2010 proposed revised eligibility requirements are discussed in Business—Certain Regulatory and Other Issues Facing PMI—Continued GSE Eligibility and Proposed GSE Eligibility Requirements, above. On February 11, 2011, Treasury published proposals regarding the future structure and role of the GSEs in the housing markets. New federal legislation and regulations, including rules promulgated under the Dodd-Frank Act, or Treasury programs such as those discussed below could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether, and thereby materially affect our ability to compete, and impact the demand for our products and the profitability of our mortgage insurance business. See Item 1A. Risk Factors—If the role of the GSEs in the U.S. housing market is changed, or if the GSEs change other policies or practices, the amount of insurance that PMI writes could further decrease, which could result in a decrease of our future revenue. In addition, in connection with the approval by Fannie Mae and Freddie Mac of the use of PMAC as a direct issuer of mortgage guaranty insurance, MIC and PMAC are restricted from taking a variety of actions.

Dodd-Frank Act.    Under the Dodd-Frank Act, regulators are required to issue a rule defining a “qualified residential mortgage”, and depending on the outcome of the definition and whether and to what extent mortgage insurance is included, the final rule may positively or negatively affect the private mortgage insurance industry. See Item 1(C). Business—Certain Regulatory and Other Issues Facing PMI—Dodd-Frank and Qualified Residential Mortgages. In addition, the Dodd-Frank Act established the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. It is uncertain whether the new agency will promulgate rules or regulations that may affect our business. See Item 1A. Risk Factors—Implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) could negatively impact private mortgage insurers and PMI.

Homeowner Affordability and Stability Plan (the “Plan”).    On February 18, 2009, President Obama announced his administration’s Plan, which was designed to keep certain borrowers in their homes and reduce the rate of foreclosures. In 2009, the Treasury began implementing two programs under the Plan: HARP and HAMP. The refinance and modification programs are designed to keep homeownership affordable for borrowers who remain current on their mortgages but whose LTVs have risen because of declining home values and to aid struggling borrowers with high mortgage debt to income ratios. The Plan also includes a component requiring participating lenders to adhere to the Treasury’s uniform modification guidelines. Under the Plan, the Treasury increased its funding commitment to the GSEs to ensure strength and liquidity in the mortgage markets as well as to keep mortgage rates affordable. In 2010, PMI approved 9,135 HARP modification requests and, of those, 7,762 were finalized, totaling approximately $1.7 billion in modified insurance in force. As of December 31, 2010, 7,434 delinquent loans in our default inventory were subject to HAMP trial periods compared to approximately 23,180 loans at December 31, 2009. HAMP is expected to expire in June of 2012.

American Recovery and Reinvestment Act of 2009 (the “Act”).    The Act, signed by President Obama on February 17, 2009, was designed to stimulate the economy through a combination of tax breaks, infrastructure investment and program enhancement. The components of the Act related to housing: (1) increased the first time homebuyer tax credit and extended the credit through December 2009 (which was further extended through April 30, 2010 by the enactment of “The Worker, Homeownership, and Business Assistance Act of 2009”); (2) extended the 2008 GSE loan limits (up to $729,750 in high cost areas) through 2009 (which have been further extended through September 2011); and (3) increased funding to states to rehabilitate and dispose of foreclosed homes.

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

The Real Estate Settlement Procedures Act of 1974, or RESPA, applies to most residential mortgages insured by PMI. Mortgage insurance has been considered in some cases to be a “settlement service” for purposes of loans subject to RESPA. Subject to certain exceptions, RESPA prohibits persons from giving or accepting any thing of value in connection with the referral of real estate settlement services. RESPA is enforced by HUD and the U.S. Department of Justice, and also provides for private rights of action.

Home Mortgage Disclosure Act of 1975.    Most originators of mortgage loans are required to collect and report data relating to a mortgage loan applicant’s race, nationality, gender, marital status, and census tract to HUD or the Federal Reserve under the Home Mortgage Disclosure Act of 1975, or HMDA. Mortgage insurers are not required pursuant to any law or regulation to report HMDA data, although, under the laws of several states, mortgage insurers are currently prohibited from discriminating on the basis of certain classifications. Mortgage insurers have, through the Mortgage Insurance Companies of America, voluntarily agreed to report the same data on loans submitted for insurance as is required for most mortgage lenders under HMDA.

Privacy and Information Security.    The Gramm-Leach-Bliley Act of 1999, or GLB, imposes privacy requirements on financial institutions, including obligations to protect and safeguard consumers’ nonpublic personal information and records, and limitations on the re-use of such information. Federal regulatory agencies have issued the Interagency Guidelines Establishing Information Security Standards (Security Guidelines), and interagency regulations regarding financial privacy (Privacy Rule) implementing sections of GLB. The Security Guidelines establish standards relating to administrative, technical and physical safeguards to ensure the security, confidentiality, integrity, and the proper disposal of consumer information. The Privacy Rule limits a financial institution’s disclosure of nonpublic personal information to unaffiliated third parties unless certain notice requirements are met and the consumer does not elect to prevent, or “opt out” of the disclosure. The Privacy Rule also requires that privacy notices provided to customers and consumers describe the financial institutions’ policies and practices to protect the confidentiality and security of the information. With respect to PMI, GLB is enforced by the U.S. Federal Trade Commission (“FTC”) and state insurance regulators. Many states have enacted legislation implementing GLB and establishing information security regulation. Many states have enacted privacy and data security laws which impose compliance obligations beyond GLB, including obligations to provide notification in the event that a security breach results in a reasonable belief that unauthorized persons may have obtained access to consumer nonpublic information. Privacy and data security in the financial service industry continue to be the subjects of pending legislation on both federal and state levels.

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

Our International Operations segment includes the results of PMI Europe and PMI Canada and our former subsidiaries, PMI Australia and PMI Asia, which are reported as discontinued operations for all periods presented. Prior to 2010, we ceased writing new business in Europe and Canada. Revenues from PMI Europe were $19.3 million and 3.0% of our consolidated revenues in 2010 compared to $45.1 million and 5.1% of our consolidated revenues in 2009. Premium revenues from PMI Canada in 2009 and 2010 were negligible. See Item 7. MD&A—International Operations, and Item 8. Financial Statements and Supplementary Data—Note 18. Business Segments, for additional information about geographic areas. Excluding revenue from the discontinued operations of PMI Australia and PMI Asia, our International Operations segment generated 3.1% of our consolidated revenues in 2010 compared to 5.1% in 2009, and we expect revenue from our International Operations to continue to be minimal in 2011.

Europe

PMI Europe is a mortgage insurance and credit enhancement company incorporated and located in Dublin, Ireland. PMI Europe is authorized to provide credit, suretyship and miscellaneous financial loss insurance by the Central Bank of Ireland (“CBI”), Ireland’s Financial Regulator. In 2008, PMI Europe stopped assuming new risk and reduced staff and facilities. At December 31, 2010, the total assets of PMI Europe were $168.0 million compared to $183.3 million at December 31, 2009.

PMI Europe’s insured portfolio consists of capital markets products, reinsurance and primary insurance, all of which are related to credit default risk on residential mortgage loans. As of December 31, 2010, PMI Europe’s risk-in-force with respect to these products was $0.7 billion. The table below shows PMI Europe’s risk-in-force by country, as of December 31, 2010 and December 31, 2009.

Country*	Risk-in-Force December 31, 2010	Percent of Total	Risk-in-Force December 31, 2009	Percent of Total
	(USD in millions)		(USD in millions)
France	$—	—	$2,607.2	53.5%
Italy	54.1	8.0%	166.4	3.4%
Germany	22.9	3.4%	1,404.6	28.8%
United Kingdom (U.K.)	492.2	73.0%	576.9	11.8%
United States	104.9	15.6%	121.0	2.5%

Total Portfolio	$674.1	100.0%	$4,876.1	100.0%

*	By country in which the insured mortgage loan was originated.

The table below summarizes PMI Europe’s credit enhancement portfolio by transaction type.

	Risk-in-Force December 31, 2010	Risk-in-Force December 31, 2009
	(USD in millions)	(USD in millions)
Capital Markets Transactions/CDS	$20.1	$4,007.4
Primary Mortgage Insurance	549.1	747.7
Reinsurance	104.9	121.0

	$674.1	$4,876.1

The reduction in PMI Europe’s risk-in-force was due to commutations and maturities of credit default swap (“CDS”) and other insured transactions.

Capital Markets Products.    PMI Europe’s capital markets products were designed to support secondary market transactions, notably credit-linked notes or synthetic securities transactions (principally, CDS transactions). As of December 31, 2010 approximately 3% of PMI Europe’s risk-in-force was derived from three capital markets transactions where PMI Europe assumed a sub-investment grade or an unrated risk position. PMI may incur losses on its CDS exposures if losses on the underlying mortgage loans reach PMI’s risk layer. Losses on underlying mortgages may only occur following a credit event, which is typically defined as borrower default or bankruptcy, and only if recoveries (typically foreclosure proceeds) are less than the total outstanding mortgage balances and foreclosure expenses, and, in the case of some transactions, accrued interest. In 2010, four of PMI Europe’s CDS transactions were called pursuant to contractual call dates, decreasing PMI Europe’s risk-in-force by approximately $4.0 billion.

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. PMI Europe has posted collateral, consisting of corporate securities and cash, of $12.1 million as of December 31, 2010 on these CDS transactions. See Item 1A. Risk Factors—We are exposed to risk in the winding down of our European operations and MD&A—Liquidity and Capital Resources—Off-Balance Sheet Arrangements.

Reinsurance.    Approximately 16% of PMI Europe’s risk-in-force relates to six reinsurance transactions. PMI Europe’s reinsurance transactions relate to securities backed by U.S. credit impaired mortgages, and PMI

Europe holds second loss positions behind over-collateralization, excess spread mechanisms and other forms of credit enhancement. In five of the transactions, PMI Europe provides excess-of-loss reinsurance. In the other transaction, PMI Europe provides quota share reinsurance where it assumes risk pari passu with the financial guarantor. PMI Europe established loss reserves of $16.4 million as of December 31, 2010 in respect of its reinsurance portfolio, which includes reinsurance of FGIC transactions. FGIC’s financial condition is severely impaired, and its primary regulator, the New York State Insurance Department, has issued an order requiring it to suspend paying any and all claims. As PMI Europe is contractually entitled to reinsurance premiums, as well as certain recoveries and reimbursements, from FGIC under the reinsurance transactions, there is a risk that PMI Europe may incur higher costs on the FGIC reinsurance transactions than it would have if FGIC was not impaired. For FGIC reinsurance transactions, PMI Europe has posted collateral related to the amount of loss reserves ceded by FGIC to PMI Europe. As of December 31, 2010, the posted collateral balance was $2.5 million. PMI Europe is currently engaged in negotiations with FGIC regarding the appropriate amounts of collateral required to be posted by PMI Europe under the terms of the applicable reinsurance transactions. PMI Europe may be required to post additional collateral on these reinsurance transactions. See Item 1A. Risk Factors—We are exposed to risk in the winding down of our European operations.

Primary Insurance.    As of December 31, 2010, approximately 81% of PMI Europe’s risk-in-force consisted of primary insurance written in Italy, Germany and the U.K. PMI Europe’s primary insurance is structured similarly to the primary mortgage insurance products written in the U.S. A majority of PMI Europe’s primary insurance in force stems from its acquisition of a portion of the U.K. lenders’ mortgage insurance portfolio of Royal and SunAlliance in the fourth quarter of 2003. However, as this portfolio is seasoned, losses being generated from the remaining risk are de minimus. PMI Europe recognizes premiums associated with this portfolio in accordance with established earnings patterns that are based upon management’s estimation of the expiration of the portfolio’s risk. We expect the premiums earned and risk-in-force associated with the portfolio to continue to decline through the remaining life of the portfolio.

The following table shows default rates for each of the last three years by type of credit enhancement coverage.

	Percentage of Risk-in-Force December 31, 2010	Default Rates* by Product Line as of December 31,
		2010	2009	2008
Capital Markets	3.0%	3.7%	1.5%	1.2%
Primary Mortgage Insurance	81.4%	4.1%	4.4%	3.2%
Reinsurance	15.6%	27.8%	32.0%	4.7%

Total	100.0%

*	Default rates were calculated using delinquent insurance in force divided by the total insurance in force.

PMI Europe’s reserves for losses and LAE are shown below for the years 2008 through 2010.

	Reserves for losses and LAE
	2010	2009	2008
	(USD in Thousands)
Capital Market Transactions*	$2,154	$6,095	$11,156
Primary Mortgage Insurance	2,505	12,353	8,900
Reinsurance	16,391	17,509	64,447

Total reserves for losses and LAE	$21,050	$35,957	$84,503

*	Excluding credit default swap transactions classified as derivatives.

The reduction of PMI Europe’s total loss reserves during 2010 was primarily the result of claims paid during 2010 and payments made in connection with certain early contract terminations. For discussion on PMI Europe’s loss reserves, refer to Item 7. MD&A—Critical Accounting Estimates—Reserves for Losses and LAE—International Operations.

PMI Europe’s loss reserves shown above do not include two CDS transactions which are considered derivatives and marked to market through earnings under the requirements of FASB ASC Topic 815 Derivatives and Hedging (“Topic 815”). As of December 31, 2010, the fair value of derivative liabilities was $5.4 million. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and our cost of capital will result in additional cash outflows. However, higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could impact our results of operations.

The applicable regulator of PMI Europe is CBI. Ireland is a member of the European Union and applies the harmonized system of regulation set out in the European Union directives. Under applicable regulations, PMI Europe may provide insurance only in the classes for which it has authorization and must maintain required capital reserves. Irish insurance companies are required, among other things, to submit comprehensive annual returns to CBI. CBI has broad powers to intervene in the affairs of insurance companies including the power to enforce, and take remedial and disciplinary action with respect to, its regulations. Under CBI regulations, insurance companies must maintain a margin of solvency, the calculation of which is based on recent years’ premium volumes or claims experience, and which supplements technical loss and premium reserve requirements. PMI Europe’s substantial reduction in risk-in-force in 2010 generated a capital surplus above the current required minimum margin of solvency. As a result, PMI Europe may return a portion of its capital to MIC, subject to approval by CBI. There is no assurance that CBI will approve returns of capital to MIC in the amounts proposed by PMI Europe, a lesser amount or any amount at all. Our current calculations of MIC’s risk-to-capital ratio and excess minimum policyholders’ position include MIC’s ownership of PMI Europe.

Canada

In 2007, we began offering residential mortgage insurance products to Canadian lenders and mortgage originators through PMI Canada. PMI Canada did not provide any mortgage insurance coverage in 2007, wrote a limited amount of insurance in 2008 and wrote no insurance thereafter. In 2010, we continued the process of closing PMI Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk-in-force and obtain regulatory approvals.

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

In connection with the sale of PMI Australia, MIC funded premiums of approximately $46.5 million to procure an excess-of-loss reinsurance cover for PMI Australia. The agreement provides for potential reinsurance profit-sharing for one-half of the reinsurance premiums (equivalent to $25 million) at the end of the three-year policy life (September 2011), provided that PMI Australia’s losses do not exceed a certain loss amount specified in the PMI Australia sale agreement. PMI Australia is recorded as discontinued operations in the international segment for all periods.

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

Economic exposure is defined as the change between anticipated net cash flows in currencies other than the U.S. dollar and the actual results that are reflected in our consolidated financial statements after translation. To the extent there are changes in the average translation rates from local currencies to the U.S. dollar, our recorded consolidated net income can be positively or negatively affected. If the U.S. dollar strengthens relative to other applicable foreign currencies, our net income and loss from our International Operations segment will be reduced by the effect of translation. Conversely, if the U.S. dollar weakens against other applicable foreign currencies, our net income and loss from International Operations will be magnified by the effect of translation. We did not hedge our economic exposure to PMI Europe or PMI Canada in 2010.

Transaction exposure refers to currency risk related to specific transactions and occurs between the time a firm commitment in a foreign currency is entered into and the time the cash is actually paid. Under our Derivative Use Plan’s Foreign Exchange Policy Guidelines, we are authorized to hedge our transaction exposure through the purchase of currency option and forward contracts. We did not engage in any hedging activities of transaction risk in 2010.

We manage foreign currency exposures of net investments in our foreign operations by reducing net local currency assets and liabilities to the extent allowed by local regulations. If the spot exchange rates of the U.S. dollar relative to other applicable foreign currencies change, our net investment in our foreign operations will be impacted. Foreign currency translation gains in accumulated other comprehensive income were $51.1 million as of December 31, 2010, due primarily to the strengthening of the spot exchange rates of the Euro relative to the U.S. dollar. This cumulative foreign currency translation gain benefits MIC’s statutory surplus as PMI Europe is its wholly-owned subsidiary.

F.	Corporate and Other

In 2009, we sold our investment in RAM Re, and in 2010, we sold our investment in FGIC.

G.	Investment Portfolio

As of December 31, 2010, The PMI Group and its consolidated subsidiaries had total cash and cash equivalents of $0.3 billion and investments of $2.8 billion. The PMI Group’s Board of Directors oversees our investment portfolio, approves investment strategies, and monitors our investment performance. The U.S. companies included in the consolidated financial statements, or the U.S. Portfolio, held cash and cash equivalents and investments of $2.9 billion as of December 31, 2010. Our U.S. and International portfolios are managed by an external investment management firm.

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2010 and 2009:

	December 31,
	2010	2009
AAA or equivalent	52%	48%
AA	15%	24%
A	26%	24%
BBB	7%	4%

Total	100%	100%

Our ten largest holdings at December 31, 2010 appear in the table below:

		Market Value
		(Dollars in thousands)
1.	Government National Mortgage Association	$313,607
2.	United States Treasury	310,511
3.	Ford Credit Auto Owner Trust	36,642
4.	General Electric Capital Corp.	35,754
5.	HSBC USA Inc.	31,420
6.	Toyota Auto Receivables Owner Trust	30,608
7.	Ally Auto Receivables Trust	29,357
8.	Honda Auto Receivables Owner Trust	26,464
9.	Chase Issuance Trust	24,735
10.	Metropolitan Life Global Funding I	24,441

		$863,539

We manage the U.S. Portfolio to achieve the goals of providing a predictable, high level of investment income, while maintaining adequate levels of liquidity, safety and preservation of capital. Growth of capital and surplus through long-term market appreciation are secondary considerations. The impact of our GAAP and statutory capital positions is factored into the decision to realize capital gains and losses. Emphasis is given to credit quality, price volatility and diversification, for each investment category as well as for the portfolio as a whole. As of December 31, 2010, based on market value and excluding cash and cash equivalents, approximately 98% of the U.S. portfolio was invested in fixed income securities and preferred stocks. In response to recent operating losses, we reduced investments in tax-advantaged securities and are redeploying the proceeds from the sold investments into generally higher yielding taxable securities. During 2010, we recorded realized gains of approximately $97 million related primarily to the sale of municipal bonds and preferred stocks held in our U.S. investment portfolio. These realized gains were partially offset by approximately $0.8 million other-than-temporary impairment losses in 2010 primarily related to certain common stocks held in the U.S. investment portfolio, which were subsequently sold in January 2011. We may have additional impairments for preferred or other securities if they meet the criteria for other-than-temporary impairment due to continuing stress in the capital markets. We do not invest in non-agency mortgage-backed securities.

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

CMG’s, PMI Europe’s and PMI Canada’s investments are subject to the investment policies adopted by their respective boards of directors and are managed by investment advisory firms under separate investment management agreements. We regularly review these entities’ investment strategies and performances. The investment policies specify that the portfolios must be invested predominantly in intermediate-term and high-grade bonds.

As of December 31, 2010, PMI Europe had $27.8 million in cash and cash equivalents and $128.1 million of investments. The investment portfolio consists of Euro and U.S. dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 4.1 as of December 31, 2010. PMI Europe’s portfolio did not contain investments in equity securities as of December 31, 2010.

As of December 31, 2010, PMI Canada had $0.7 million in cash and cash equivalents and $17.6 million of investments. The investment portfolio consists of Canadian dollar and U.S. dollar denominated fixed income securities issued by sovereign, agency and corporate entities. The portfolio’s option-adjusted duration, including cash and cash equivalents, was 1.3 at December 31, 2010. PMI Canada’s portfolio did not contain investments in equity securities as of December 31, 2010.

We review the investment portfolios and strategies of our unconsolidated subsidiaries on a quarterly basis. Through our representation on their boards of directors, we have a limited ability to influence their investment management decisions. See MD&A—Liquidity and Capital Resources—Consolidated Investments.

H.	Employees

As of December 31, 2010, The PMI Group, together with its wholly-owned subsidiaries and CMG MI, had 712 full-time and part-time employees, of which 669 persons performed services primarily for PMI, 4 were employed by PMI Europe and 39 performed services primarily for CMG MI. Our employees are not unionized and we consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

A.	Risks Relating to Capital and Liquidity Matters

Our primary insurance subsidiary, MIC, is subject to capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate.

As of December 31, 2010, MIC’s policyholders’ position exceeded the minimum policyholders’ position required by capital adequacy requirements by $184.3 million and MIC’s risk-to-capital ratio was 19.9 to 1. If MIC’s minimum policyholders’ position were to fall below the minimum, or risk-to-capital ratio rise above the maximum, levels necessary to meet regulatory capital adequacy requirements MIC could be required to immediately suspend writing new business in some or all states. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business until its policyholders’ position meets the minimum or its risk-to-capital ratio falls below the maximum, as applicable. In three of those states, the applicable regulations require a mortgage insurer to cease writing new business immediately if and so long as it fails to meet capital requirements. In thirteen states, the applicable regulator has discretion whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). Under applicable Arizona law, the Department may, but is not required to, order a mortgage insurer to cease transacting new business until it satisfies the minimum policyholders’ position requirement. In the first quarter of 2010, the Department granted MIC a waiver from its minimum policyholders’ position requirement. Following our April, 2010 capital raise, the Department withdrew the waiver due to MIC’s improved capital position. In January 2011, we submitted a request to the Department to again grant MIC a waiver. The Department recently advised us that it anticipates notifying us in writing that:

•

Under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position.

•	MIC will be subject to additional reporting requirements but not restrictions upon its operations.

•

MIC’s policyholders’ position is one of a number of factors the Department considers in evaluating MIC’s liquidity and financial resources to fulfill its obligations under existing and prospectively issued insurance policies. Another important factor in the Department’s financial oversight and evaluation of MIC’s financial condition will include a financial statutory examination and actuarial analysis of MIC, initiated by the Department in January 2011.

•

Future action by the Department with respect to MIC, if any, would be taken based upon the Department’s evaluation of MIC’s liquidity and financial resources and not based solely upon MIC’s policyholders’ position.

There can be no assurance that the Department will formally notify us in writing of the matters specified above, and any such notification may contain additional restrictions or limitations. If the Department were to determine that MIC’s liquidity, financial resources or, notwithstanding the above, a failure by MIC to maintain Arizona’s minimum policyholders’ position warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

Other states could require MIC to cease new business writings if we fail to maintain the particular state’s applicable capital adequacy requirement. In the first quarter of 2010, MIC was granted waivers in California, Illinois, and Missouri. The Illinois waiver expired on December 31, 2010. The waiver in California is still in effect, with no expiration date; however, the California Department of Insurance has the right to reevaluate its waiver and modify its position if circumstances change. The waiver in Missouri remains in effect until and unless MIC exceeds a 27 to 1 risk-to-capital ratio. Each of these waivers may be withdrawn at any time at the sole discretion of the relevant regulator. We cannot predict whether or under what circumstances the Missouri Department might modify or terminate its waiver. If MIC’s capital position approaches regulatory thresholds in the additional states in which the insurance regulator has discretion to grant a waiver, we would submit waiver requests from insurance departments in those states to enable MIC to continue to write new business in those states. We cannot predict whether or under what circumstances insurance regulators might exercise discretion to permit MIC to continue to write new business. Moreover, even with waivers, if MIC breached capital requirements, there is a risk that certain of our customer relationships would be negatively impacted. If we are successful in obtaining waivers, there is no assurance that any insurance department that has granted a waiver will not modify or revoke the waiver, or that it will renew a waiver when it expires. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more states.

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $36 million as of December 31, 2010 (0.3% of original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. Any failure to meet the capital requirements set forth in the runoff support agreement with Allstate could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, we plan to write new mortgage insurance in those states through PMAC, which is licensed to write residential mortgage guaranty insurance in every state. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain conditions and restrictions and expire on December 31, 2011. There is no assurance that the GSEs will approve the use of PMAC as a direct issuer of mortgage guaranty insurance after their current approvals expire at the end of 2011. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements in one or more states. In the event MIC becomes out of compliance with applicable regulatory capital adequacy requirements in the future and is unable to continue to write mortgage insurance in certain states, our inability to successfully and timely implement our PMAC plan could have a material adverse impact on our financial condition, results of operation and business.

There can be no assurance that continued losses, or an acceleration of the development of such losses, will not cause MIC to be out of compliance with applicable regulatory capital adequacy requirements in the future.

As a result of high unemployment and ongoing weakness in residential mortgage and housing markets, we do not expect PMI to report an operating profit in 2011. If losses are higher or more accelerated than we currently estimate and we do not raise capital or achieve offsetting statutory capital relief, in 2011, MIC’s policyholders’ position will likely decline below the minimum, and its risk-to-capital ratio increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described above. Estimating future losses, and the timing of future losses, is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time. Our losses have exceeded our estimates in past periods, and our future losses could materially exceed our estimates.

Our future losses and MIC’s ability to meet regulatory capital adequacy requirements could be affected by a variety of factors. Such factors include, among others:

•

Current and future economic conditions, including continued slow economic recovery from the most recent recession or the potential of the U.S. economy to reenter a recessionary period, borrower access to credit, levels of unemployment, interest rates and home prices.

•	The level of new delinquencies, the claim rates of delinquencies (including the level of future modifications of delinquent loans) and the claim severity within MIC’s mortgage insurance portfolio.

•	Potentially negative economic changes in geographic regions where our insurance in force is more concentrated.

•	The levels of future modifications, rescissions and claim denials and future reversals of rescissions and claim denials.

•	The rate at which our U.S. mortgage insurance portfolio remains in force (persistency rate).

•	The timing of future claims paid.

•	Future levels of new insurance written (and the profitability of such business), which will impact future premiums written and earned and future losses.

•	GSE and rating agency requirements and determinations.

•

The performance of our investment portfolio and the extent to which issuers of the fixed-income securities that we own default on principal and interest payments or the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets.

•	The statutory credit MIC can continue to receive with respect to its subsidiary investments.

•	The performance of PMI Europe, which is affected by the U.S. and European mortgage markets.

•	Any requirements to provide capital under the PMI Europe or CMG Mortgage Insurance Company (“CMG MI”) capital support agreements.

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the GSEs and rating agencies, are subjective and not subject to specific quantitative standards. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, loss estimates have varied widely. Internal models and various third parties have estimated our losses based on their own perspectives on such assumptions and have projected such losses to be materially higher than management’s estimates have indicated and/or that the time frame in which we would have to make payments with respect to such losses will occur sooner than we anticipate. If the amount and/or timing of MIC’s mortgage insurance losses were to emerge in a manner that is consistent with certain of those estimates, MIC could exhaust its available claims-paying resources and capital and surplus, the GSEs could withdraw their approval of MIC as an eligible mortgage insurer and MIC could be required to cease writing new business, unless we raise additional capital or are able to take other steps to enhance our capital.

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

Our holding company structure and certain regulatory and other constraints, including adverse business performance or failures to receive amounts in respect of the Surplus Notes, could affect our ability to satisfy our obligations.

We are a holding company and conduct our business operations through our various subsidiaries. Our principal sources of funds are dividends and other payments from our insurance subsidiaries, income from our investment portfolio and funds that may be raised from time to time in the capital markets. We are largely dependent on amounts from MIC to pay principal and interest on our indebtedness, to pay holding company operating expenses, to make capital investments in our subsidiaries and, if we were to wish to do so in the future, purchase our common stock in the open market or pay dividends on our common stock. Following our capital raise in the second quarter of 2010, The PMI Group contributed $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”). The terms of the Surplus

Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest, principal or redemptions with respect to our convertible notes or cash settlements of our convertible notes once such conversions exceed a specified level. Pursuant to the Arizona Insurance Code, our interest in the Surplus Notes is subordinate to the claims of policyholders, claimants and beneficiaries and to all other classes of creditors, other than surplus noteholders. Amounts may only be paid out of surplus, and even if sufficient surplus is available, each interest, principal and redemption payment in respect of the Surplus Notes is subject to the prior approval of the Arizona Department of Insurance. Although we have received a letter from the Director of the Arizona Department of Insurance (the “Director”) approving MIC’s payment of interest provided all of the terms and conditions of the Surplus Notes are satisfied, that approval may be rescinded at any time. In addition, the pre-approval letter does not contain any advance approval of the payment of principal or redemption amounts. Accordingly, there can be no assurance that we will receive any payments in respect of the Surplus Notes, either in a timely manner in order to satisfy our obligations, including our obligations under our convertible notes, or at all.

MIC did not pay dividends to us in 2010 and we do not expect that MIC will pay dividends during 2011. The inability of MIC and our other subsidiaries to pay dividends and other amounts (including amounts in respect of the Surplus Notes) in amounts sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt, pay holding company expenses or otherwise have a material adverse effect on our operations. Factors that may affect MIC’s and our other insurance subsidiaries’ ability to pay dividends and other amounts to meet our capital and liquidity needs include: adverse business circumstances, including higher levels of delinquencies, claims and/or severity of claims; reduced demand for our insurance; standards imposed by state insurance regulators relating to the payment of dividends by insurance companies; and the terms of the conditional approvals we have received from Fannie Mae and Freddie Mac with respect to PMAC.

The laws of Arizona, the state of MIC’s domicile for insurance regulatory purposes, provide that MIC may pay out of any available surplus account, without prior approval of the Director, dividends during any 12-month period not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the last calendar year’s net investment income. To pay dividends in excess of that amount, MIC must obtain the prior approval of the Director. In addition to Arizona, other states may limit or restrict MIC’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from undivided profits remaining above the aggregate of their paid-in capital, paid-in surplus and contingency reserves. In addition, it is possible that Arizona will adopt revised statutory provisions or interpretations of existing statutory provisions that will be more or less restrictive than those described above or will otherwise take actions that may further restrict the ability of MIC to pay dividends or make distributions or returns of capital.

Under the terms of the agreement that we entered into with Fannie Mae with respect to PMAC, PMI has agreed not to pay dividends or make distributions with respect to its capital stock without the consent of Fannie Mae, subject to limited exceptions (including exceptions for payments under the Surplus Notes and payments The PMI Group, Inc. is required to cause MIC to make under our credit facility). The approval letter from Freddie Mac is contingent upon compliance with similar restrictions.

If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note receivable (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through December 31, 2010, we do not currently expect that, as of December 31, 2010, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report with respect to the loss performance of PMI Australia’s insurance policies as of December 31, 2010, prepared by an independent actuary as of December 31, 2010. The last such actuarial report that we received was as of September 30, 2010. The performance of such policies will depend, among other things, on the performance of the Australian housing market and economy over the next several years and other factors that are beyond our control and difficult to predict with any degree of certainty. Accordingly, we cannot be certain that the performance of such PMI Australia policies will not deteriorate in the future or that any such deterioration will not reduce the amount due on the QBE Note.

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

If MIC’s counterparties negatively assess MIC’s financial strength, our new insurance writings and financial condition could be negatively impacted.

Our customers are more closely scrutinizing MIC’s counterparty strength. In December 2010, the Office of Thrift Supervision (OTS) released a memorandum underscoring the need for robust due diligence when savings associations select private mortgage insurance providers to insure residential mortgages. In its December memorandum, the OTS directs savings associations to “establish and maintain prudent policies for identifying, selecting and monitoring private mortgage insurance providers.” In a list of suggested policies and procedures, the OTS provides that regulated savings associations should perform a thorough upfront analysis, with ongoing monitoring and board review and approval, of each insurer’s viability, capital and reserves, and overall financial condition.

In addition, some mortgage lenders have reduced the amount of mortgage insurance they purchase from us as a result of our previous ratings downgrades. S&P’s and Moody’s insurer financial strength ratings of MIC are “B+” and “B2”, respectively. If we become ineligible to provide insurance to a portion or all of the mortgage loans from the GSEs or mortgage lenders, our financial condition and results of operations would be materially adversely affected. In addition, CMG MI receives capital support from MIC and is, therefore, dependent in part upon the financial strength of MIC. Therefore, sustained lower ratings may have additional negative impacts on CMG MI.

If our customers negatively assess our counterparty strength, or we experience further downgrades, or if all or some of our competitors’ ratings improve and our ratings remain at the current level, our business prospects, revenues, competitive position, holding company debt ratings and the performance of our insurance subsidiaries could be significantly harmed. In addition, any downgrade in our holding company debt ratings would adversely affect our access to, and the cost of, external sources of financing.

The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers and the terms of the conditional approvals we have received relating to PMAC, could harm our profitability and reduce our operational flexibility.

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

The GSEs, in their own discretion, could require MIC to limit certain activities and practices in order to remain an eligible mortgage insurer with them. Such limitations could include, among other things, maximum risk-to-capital ratios and limitations on our ability to pay dividends or make other payments, which could limit our operating flexibility and limit the areas in which we may write new business. In addition, the agreement that we entered into with Fannie Mae regarding PMAC restricts MIC and PMAC from taking a variety of actions, subject to enumerated exceptions, without Fannie Mae’s prior written consent, which is not to be unreasonably withheld, including amending certain agreements with affiliates, paying dividends or making distributions or payments of indebtedness, transferring securities, modifying underwriting guidelines beyond eligibility standards for standard GSE business, transferring new mortgage insurance business to other affiliates, entering into new, or modifying existing, expense or tax sharing arrangements or commutation transactions, or transferring assets outside the ordinary course of business or in excess of specified levels. The approval letter from Freddie Mac contains similar restrictions.

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

Our senior unsecured debt is rated “CCC+” by S&P and “Caa2” by Moody’s. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors and may be adversely affected by our current unsecured debt ratings. Debt ratings are influenced by a number of factors, including, but not limited to: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from subsidiaries, our competitive position, and the rating agencies’ views on the future earnings prospects of our insurance subsidiaries and the mortgage insurance industry. Sustained deterioration in any one or a combination of these factors, including our weak financial results and continued weak earnings performance, could result in additional downgrades of our debt ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Placement of our senior unsecured debt ratings on credit watch by the rating agencies increases the risk that our debt ratings may be downgraded again in the near future.

As a result of continued uncertainty in the market, there is a risk that we may impair the value of certain securities held in our investment portfolio in the future.

During 2009 and 2010, we determined that certain securities held in our U.S. and International investment portfolios were “other-than-temporarily” impaired and incurred $14.9 million in losses related to the impairments. Changing and unprecedented market conditions have materially impacted and could in the future materially impact the valuation of investment securities in our investment portfolios, which may cause us to impair in the future some portion of the preferred and other securities remaining in our portfolio. Any decision to impair securities held in our investment portfolio would be based on our assessment of, among other things, recent credit downgrades of the applicable security or the issuer by the rating agencies; the severity and nature of the decline in market value below cost regardless of the duration of the decline, the financial condition of the applicable issuer, whether scheduled interest payments are past due and whether we have the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Future reductions to the value of our investment securities on an other-than-temporary basis could have a material adverse effect on our results of operations and financial condition.

B.	Risks Relating to Risk Management and Loss Reserving

Our loss reserves are subject to significant uncertainties, and, because we establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, they are not intended to be an estimate of total future losses.

In accordance with mortgage insurance industry practice, we establish loss reserves for our mortgage insurance subsidiaries only for loans in our existing default inventory. We establish reserves for losses and loss adjustment expenses, or LAE, based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not yet reported to us by servicers. The establishment of loss reserves with respect to our mortgage insurance business is subject to inherent uncertainty and requires significant estimates and judgment by management, principally with respect to the rate and severity of claims. The loss reserve estimation process involves forecasting a complex set of factors, including future claim rates and claim sizes and macroeconomic conditions. We rely on models that have been developed internally and by third parties to analyze and predict estimated losses relating to the existing default inventory. Changes in the assumptions used by these models or by management could lead to an increase in our estimate of ultimate losses in the future. Loss reserve estimates are particularly uncertain during an economic downturn, which is characterized by market volatility and disruption. Continuing adverse economic and market conditions, including home price depreciation and high unemployment rates, and the resulting uncertainty with respect to the rate and severity of claims may result in re-estimations of and substantial increases to loss reserves in the future with respect to PMI’s existing delinquent loan inventory. If the resolution of pending delinquencies is less favorable than expected, or if actual claim rates in the future are higher than expected, we will need to increase claim rates in the future, which could result in additional increases in our loss reserves.

Our mortgage insurance reserving process does not take account of the impact of future losses from loans that are not in default and, accordingly, our loss reserves are not intended to be an estimate of total future losses. Because of this, our actual future losses on our insured book of business (including both current and delinquent loans) will substantially exceed the loss reserve estimates we have established on loans in default, and future notices of default on insured loans will have a material impact on our financial results. Additional increases in loss reserves would negatively affect our consolidated financial condition and results of operations.

Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans.

Based on PMI’s investigations and industry and other data, we believe that there were unexpectedly and significantly high levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting primarily in 2006 and 2007 when compared to historical levels. PMI has reviewed, investigated, and rescinded coverage of a material number of loans. Between December 31, 2008 and December 31, 2010, we have rescinded delinquent and non-delinquent loans (including primary and pool) with an aggregate risk-in-force of approximately $1.2 billion.

When PMI rescinds insurance coverage, we remove the rescinded loan from our calculation of PMI’s risk-in-force and insurance in force. If the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. In arriving at our loss reserve estimates, we consider, among other factors, the effect of projected future rescission activity with respect to the existing inventory of delinquent insured loans. Projected future rescissions are materially reducing our current loss reserve estimates; however, we do not expect that future rescissions will continue to reduce our loss reserves at the same levels as we have experienced. In the second quarter of 2010, we reduced our estimate of future rescissions as a result of a decline in rescission activity beyond our expectations. To the extent future rescission activity is lower than projected, we would be required to increase loss reserves in future periods.

Upon receiving PMI’s notice of rescission with respect to a loan, the insured may seek additional information as to our rescission and/or request reconsideration by challenging the bases of our decision to rescind coverage on specific loans (“loan-level challenge”). (For a discussion of our rescission reconsideration process, see MD&A—Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Rescission Activity and Claim Denials.) If we decide to reverse a rescission after consideration of a loan-level challenge, we reinstate coverage of the loan after receipt of the applicable premium. If we reinstate coverage of a loan that is delinquent at the time of reinstatement, regardless of its status at the time of the rescission, we reassume the risk and include the loan in our delinquent loan inventory. Based on our historical experience, we estimate the portion of policies that we expect to reinstate after our reconsideration is complete, and take such estimate into account in establishing our reserves. If levels of reinstatements exceed our expectations, we will be required to increase our loss reserves, and our financial condition and results of operations will be negatively impacted.

In some cases, insureds are also challenging our general rights to rescind coverage of all or any loans under the terms of PMI’s master policies (“general challenges”). Because insureds’ general challenges to PMI’s rescission rights do not necessarily identify specific rescinded loans, the total population of rescinded loans that may be subject to general challenges is uncertain. As we have received general challenges from several larger customers, the aggregate risk relating to general challenges would be material if we are unable to satisfactorily resolve such challenges. With respect to loans as to which we have determined not to reinstate coverage, we generally do not include a reserve for the possibility that we may be unsuccessful in defending our rescissions in litigation or other dispute resolution processes.

If we are not able to informally resolve a disagreement with an insured regarding a rescission of coverage and/or its general challenges, the insured or PMI may seek resolution of the disagreement by filing a lawsuit or requesting that the parties agree to an arbitration or other form of dispute resolution. See Item 8. Financial Statements and Supplementary Data—Note 13, Commitments and Contingencies—Legal Proceedings and Item 3. Legal Proceedings for a discussion of certain rescission related litigation and other proceedings in which PMI is currently involved. Because our or other mortgage insurers’ contractual rescission rights have been subject to few judicial decisions, it is unclear whether a court would adopt the same interpretation of our contractual rescission rights as we do. Accordingly, there is a risk that we will not be successful in defending our contractual bases of rescission against challenges. If this were to happen, we would be required to reassume rescinded risk and re-establish loss reserves on delinquent loans, which would negatively impact our financial condition and results of operations.

Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels.

In some cases, our servicing customers do not produce documents necessary to perfect a claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also includes claims denied or curtailed as a result of servicers’ failure to adhere to customary standards relating to the servicing of delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to significantly increase in 2011, and in 2010, we increased our assumptions of future claim denials. Our projection of future claim denials with respect to the current inventory of delinquent loans has reduced, and is continuing to reduce, our loss reserve estimates. If future expected documentation and servicer-related claim denials are lower than expected, we would be required to increase our loss reserves in future periods. There can be no assurance that we will not significantly adjust our claim denial assumptions in the future. In estimating loss reserves, we also take into consideration the possibility of future claim denials that will later be reversed, and therefore paid. There can be no assurance, however, that the reversal frequency will not exceed our expectations or that our loss reserve estimates adequately provide for such occurrences. To date, we have not received material challenges to our documentation and servicer-related claim denials. However, there can be no assurance that we will not receive significant challenges in the future or that such challenges will not result in disputes with our customers. Our claim denial practices have not been subject to judicial interpretation; therefore, it is unclear whether a court would adopt the same interpretation of our rights as we do. If we are not successful in defending our claim denials, we could be required to pay significant additional amounts in claims, which could materially harm our financial condition and results of operations. See We are subject to heightened litigation risk related to the increase in rescissions and claim denials, below.

Loan modification and other similar programs may not materially mitigate our losses, and because the benefits to PMI’s claim rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

In order to reduce foreclosures, the federal government, including through the FDIC and the GSEs, and some lenders have adopted programs to modify residential mortgage loans to make them more affordable to borrowers. Under the U.S. Department of the Treasury’s (“Treasury”) Home Affordable Refinance Program (“HARP”), discussed above in Item 1(D)(1)(a). Business—U.S. Mortgage Insurance Operations—Products—Primary Mortgage Insurance, certain borrowers have the opportunity to refinance into loans with lower interest rates.

Under the Treasury’s Home Affordable Modification Program (“HAMP”), certain borrowers whose loans are delinquent may modify their loans if and so long as they strictly adhere to their trial modification plans and submit all required documentation during a 90 trial period, which, in many cases, can be considerably longer, in order to complete the modification process. As of December 31, 2010, 7,434 loans insured by PMI were in HAMP trial periods, compared to 23,180 loans at December 31, 2009. Levels of modifications under HAMP and other modification programs are expected to decline and may not continue to materially mitigate our losses.

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

A premium deficiency analysis was performed on a U.S. GAAP basis, as of December 31, 2010, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in 2010. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in future reporting periods, which would negatively affect our financial condition and results of operations.

Our underwriting and risk management policies and practices may not anticipate all risks and/or the magnitude of potential for loss as the result of unforeseen risks.

We have established underwriting and risk management policies and practices which seek to mitigate our exposure to borrower default risk in our insured portfolio by anticipating future risks and the magnitude of those risks. PMI has experienced and is continuing to experience material losses. The ultimate losses we incur are uncertain and will depend largely on general economic conditions, including rates of unemployment and home prices. Over the past several years, PMI has made significant changes to its underwriting and risk management policies, which have limited the types of new business PMI writes. Given the uncertainties caused by the slow pace of economic recovery and instability in the housing and mortgage markets and, to the extent that a risk is unforeseen or is underestimated in terms of magnitude of loss, these policies and practices will not completely insulate us from the effects of those risks. We expect that we will continue to experience material incurred and paid losses on insurance written prior to 2009.

C.	Risks Relating to Our U.S. Mortgage Insurance Operations

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

The GSEs are the beneficiaries of a significant portion of the insurance policies we issue as a result of their purchases, statutorily required or otherwise, of qualifying mortgage loans from lenders or investors. Accordingly, changes in the following or other GSE policies and practices with respect to mortgage credit enhancement could significantly affect our business:

•	amount of loans purchased by the GSEs that require mortgage insurance;

•	level of private mortgage insurance coverage lenders may select when private mortgage insurance is used as the required credit enhancement on low down payment mortgages;

•	GSEs’ pricing, including the amount of loan level delivery fees that the GSEs assess on loans that require mortgage insurance, which could reduce the demand for our products;

•	loan eligibility standards for loans purchased by the GSEs, which impact the conforming mortgage loan origination market, including loan quality and availability;

•	terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law;

•	discretionary purchases by the GSEs of credit enhancements other than mortgage insurance;

•	whether the GSEs influence mortgage lenders’ selection of mortgage insurers providing coverage; and

•	GSE loss mitigation programs on insured mortgages and the circumstances in which mortgage servicers must implement such programs.

Since September 2008, the GSEs have been operating under the conservatorship of the Federal Housing Finance Agency. In conservatorship, the GSEs could change their business practices with respect to the mortgage insurance industry or individual mortgage insurers, which could materially impact the quantity and level of mortgage insurance coverage required by the GSEs on residential mortgage loans or MIC’s status as an eligible mortgage insurer. Moreover, the GSEs’ business practices may be impacted by legislative or regulatory changes governing their operations. The U.S. Congress will likely examine the role and purpose of the GSEs in the U.S. housing market and may implement structural and other changes to the GSEs. The recently enacted Dodd-Frank Act, passed by Congress in July 2010, required Treasury to conduct a study and develop recommendations to Congress regarding options for ending the conservatorship of the GSEs. Treasury published its proposals on February 11, 2011, which provide a broad outline for future proposed changes to the GSEs and domestic housing finance system. Treasury’s proposal includes a gradual (5 to 7 years) phase-out of the GSEs as participants in the mortgage finance industry. New federal legislation could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether. Both Fannie Mae and Freddie Mac are currently considering revisions to their eligibility guidelines that involve greater limitations and restrictions on mortgage insurers. As a result of the foregoing issues, it is uncertain what role the GSEs will play in the housing finance system in the future or the impact of any such changes on our business. Changes in the GSEs’ roles or practices could have a material adverse effect on our business, harm our ability to compete and reduce the profitability of the mortgage insurance business generally and our business in particular. See also, The exercise of certain rights reserved by the GSEs under eligibility requirements for mortgage insurers and the terms of the conditional approvals we have received relating to PMAC, could harm our profitability and reduce our operational flexibility, above.

Our revenues could decline if PMI loses market share as a result of actions we have taken to limit new insurance written, increased industry competition and mortgage lenders and investors selecting alternatives to private mortgage insurance.

The principal sources of PMI’s competition include other private mortgage insurers, several of which are wholly-owned subsidiaries of public companies with direct or indirect capital reserves that provide them with potentially greater resources than we have, FHA and various alternatives to private mortgage insurance discussed below.

Our new business writings in 2010 were limited as a result of continued competition with FHA, which has substantially increased its market share since early 2008. As discussed in Item 1.D.2. Business—U.S. Mortgage Insurance Operations—Competition, private mortgage insurers’ ability to compete with FHA has been negatively impacted on certain loans by the GSEs’ risk-based pricing structures, which include additive loan level pricing adjustments (“LLPA”), based on the risk characteristics of the particular loan and paid up-front by the lender to the GSE at the time of the loan sale transaction. Both GSEs recently announced LLPA increases on all loans with loan-to-value ratios in excess of 70%, effective in April 2011. As a result of these factors, the current and any future LLPA increases could negatively affect our financial condition and results of operations. In addition, on March 1, 2011, Freddie Mac announced that, for mortgages closing on or after June 1, 2011, it will cease purchasing mortgages with LTVs exceeding 95%. Freddie Mac’s LTV limitation may have the effect of reducing the size of the private mortgage insurance market and could negatively impact our ability to compete with FHA and our ability to increase our new insurance writings.

Any current or new alternatives to private mortgage insurance that may develop could further reduce the market opportunities for private mortgage insurers and result in further increased competition, any of which could negatively impact our financial condition and results of operations. In addition, our new insurance writings in 2010 continued to be impacted by changes we made to PMI’s underwriting guidelines and customer management strategies prior to 2010. Further, as a result of the increase in rescission activity discussed in We are subject to heightened litigation risk related to the increase in rescissions and claim denials, we are experiencing an increase in the number of disagreements with our customers and are engaged in litigation. Such disagreements or litigation, even if resolved in our favor, may adversely affect our business relationships with these customers.

As a result of these and other factors, in 2011, we may be unable to write new business at desired levels. In addition, we believe that continued losses and the ongoing constrained market conditions facing mortgage insurers have provided opportunities for new entrants in the private mortgage insurance industry, and we expect that we may face increased competition from new competitors. One new private mortgage insurer, Essent US Holdings, Inc., announced that it began issuing its first mortgage insurance policies in 2010.

Given the recent changes in industry conditions, we believe that the private mortgage insurance market has significantly contracted, and we not only face increased competition from existing and new private mortgage insurers, including the FHA and VA, but also from other sources, including lenders and investors holding mortgages in their portfolios and self-insuring. Any failure of PMI to effectively compete could adversely affect our financial condition and results of operations.

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

Our future revenues also depend on the volume of low down payment home mortgage originations. A decline in the volume of low down payment mortgage originations would reduce the demand for private mortgage insurance and, consequently, our revenues. The volume of low down payment mortgage originations is affected by, among other factors:

•	general economic conditions, including access to credit markets, unemployment rates, interest rates and home prices;

•	government policies, including government housing policies encouraging homeownership, federal and state economic stimulus programs and policies, and GSE and lender-specific policies;

•	the outcome of the definition of “qualified residential mortgage” developed by regulators implementing the Dodd-Frank Act; and

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

PMI’s top ten customers generated 51.0% of its premiums earned in 2010. The GSEs, as major purchasers of conventional mortgage loans in the U.S., are the primary beneficiaries of PMI’s mortgage insurance coverage. Earned premiums from Wells Fargo Bank, N.A. exceeded 10% of our consolidated revenues and represented 16.3% of PMI’s earned premiums in 2010. The loss of a significant customer for any reason could reduce our revenue and, if not replaced, harm our consolidated financial condition and results of operations.

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

PMI’s primary new insurance written and risk-in-force includes:

•	Loans with LTVs exceeding 97%, known as Above-97s. As of December 31, 2010, 19.5% of PMI’s primary risk-in-force consisted of Above-97s. In 2008, we stopped insuring Above-97s.

•	ARMs. As of December 31, 2010, 6.7% of PMI’s primary risk-in-force consisted of ARMs, excluding 2/28 Hybrid ARMs.

•	2/28 Hybrid ARMs. As of December 31, 2010, 1.4% of PMI’s primary risk-in-force consisted of 2/28 Hybrid ARMs through PMI’s structured finance channel.

•	Alt-A loans. As of December 31, 2010, 15.3% of PMI’s primary risk-in-force consisted of Alt-A loans. In June 2008, we eliminated Alt-A loan eligibility altogether.

•	Interest only loans. As of December 31, 2010, 9.8% of PMI’s primary risk-in-force consisted of interest only loans. In February 2009, we stopped insuring interest only loans.

•

Payment option ARMs.    As of December 31, 2010, approximately 2.6% of PMI’s primary risk-in-force consisted of payment option ARMs. In April 2008, we eliminated future coverage of negatively-amortizing ARM products.

•	Less-than-A quality mortgage loans. As of December 31, 2010, 6.5% of PMI’s primary risk-in-force consisted of less-than-A quality loans.

We also insure loans that have more than one of the above risk characteristics. As of December 31, 2010, approximately 2.3% of PMI’s primary risk-in-force consisted of Above-97s that are less-than-A quality loans, approximately 1.8% of PMI’s primary risk-in-force consisted of Alt-A loans that are also Above-97s and approximately 2.5% of PMI’s primary risk-in-force consisted of interest only loans that are also Above-97s. This “layering” of risk has increased the risk of borrower default. A material portion of these loans were written in 2005 through the first quarter of 2008.

Even in stable economic times, we expect higher default and claim rates for high-LTV, ARM, 2/28 Hybrid ARM, Alt-A, interest only, payment option ARM, and less-than-A quality loans, as well as loans with “layered” risk. Although we attempt to incorporate the higher default and claim rates associated with these loans into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for future losses from these loans. Continued negative economic conditions, high unemployment and/or stagnant house price appreciation could even more significantly increase the default risks associated with these loans. In addition, these same negative economic and market conditions could also significantly increase the default and claim risk on loans for which we did not assume higher default and claim rates.

PMI’s loss experience may increase as its policies continue to age.

Generally, we expect the majority of losses and LAE on insured loans in PMI’s current portfolio to occur during the second through the fourth years after loan origination. 47.7% of PMI’s primary risk-in-force as of December 31, 2010 is on insurance written from the period of January 1, 2007 through December 31, 2009. Accordingly, a significant percentage of the primary portfolio is in, or approaching, its peak claim years. In addition, PMI has experienced adverse and accelerated delinquency development in the 2005, 2006 and 2007 insured loan portfolios. We believe our loss experience will continue as these policies age. A significant portion of loans in our delinquent loan inventory are those on which the borrowers are twelve or more payments in default. Historically, our claim rates have been higher as loans remain in our delinquency inventory. If the claim frequency on PMI’s risk-in-force significantly exceeds the claim frequency that was assumed in setting premium rates or if the resolution of our pending delinquencies requires more time or is less favorable than we expect, our consolidated financial condition and results of operations would be harmed. See MD&A—Conditions and Trends Affecting Our Business—U.S. Mortgage Insurance Operations—Defaults—Aging.

It is uncertain whether foreclosure moratoriums will materially impact us.

Various states and private parties have from time to time enacted foreclosure moratoriums, primarily to allow borrowers time to determine whether their loans could be modified. More recently, several large servicers have instituted self-imposed foreclosure moratoriums as a result of inquiries into the validity of certain foreclosure practices. As a result, there has been speculation that federal or state moratoriums may be imposed in the future. While foreclosure moratoriums are in effect, interest and other expenses continue to accrue on the impacted loans. If a loan subject to a foreclosure moratorium that was imposed to afford time to modify loans does not cure before the moratorium expires and the insured submits a claim to us, the additional interest and expenses that accrued during the moratorium may be a component of the insured’s claimable loss under our mortgage insurance policies. As a result of including additional interest and expenses in the calculation of the insured’s loss, our paid claim amounts may be higher in these cases than they would have been if there had not been foreclosure moratoriums in place. For moratoriums that may be instituted by particular servicers, our obligation under our mortgage insurance policies to pay additional interest and expenses may be limited. While current and future moratoriums may increase the length of time a loan remains in our delinquent loan inventory and temporarily delay our receipt of claims, we do not currently expect such moratoriums will materially reduce our total risk exposure. However, there is no assurance that foreclosure moratoriums will not adversely impact our financial condition and results of operations.

Geographic concentration of PMI’s primary insurance in force could continue to increase losses and harm our financial performance.

We are affected by economic downturns and other events in specific regions of the United States where a large portion of our U.S. business is concentrated. As of December 31, 2010, 9.6% of PMI’s primary risk-in-force was located in Florida and 7.4% was located in California. We are currently experiencing higher levels of losses in those states. In addition, as of December 31, 2010, 24.5% of our primary risk-in-force related to loans located in Illinois, Georgia, New Jersey, New York, Ohio and Washington. Collectively these states experienced higher default rates in 2010 than other states in the U.S. as a result of relatively weak economic activity, higher unemployment rates and declines in home prices. We expect that our loss experience with respect to risk-in-force in these states will remain elevated in the near future, which could continue to adversely affect our results of operations and financial position.

We delegate underwriting authority to mortgage lenders which could cause us to insure mortgage loans that do not conform to our underwriting guidelines, and thereby increase claims and losses.

Approximately 82.7% of PMI’s flow new insurance written is underwritten pursuant to a delegated underwriting program under which, subject to review and periodic quality-control audits, certain mortgage lenders may determine whether mortgage loans meet our program guidelines and commit us to issue mortgage insurance. If PMI determines that a lender participating in the delegated program commits PMI to insure a loan that fails to meet all of the approved underwriting guidelines, subject to certain exceptions, PMI has the right to exclude or rescind coverage on the loan. PMI may also suspend or terminate the insured’s delegated authority to extend coverage to new loans if it determines that the insured has not been complying with approved underwriting guidelines. Because PMI does not review the underwriting determinations on all loans, claims may be paid on certain loans with unacceptable risk profiles or which failed to meet approved underwriting guidelines at the time of origination. In addition, certain customers who fail to comply with approved underwriting guidelines may go undetected and continue to submit noncompliant loans under their delegated authority.

Higher persistency rates in our U.S. Mortgage Insurance Operations place additional constraints on capital, making it more difficult to write new business.

As discussed in Item 1(D)(5). Business—U.S. Mortgage Insurance Operations—Business Composition—Persistency, PMI’s persistency rate has been elevated in recent years, at 83.5% in 2010, 84.3% in 2009 and 82.2% in 2008. PMI’s persistency rate has been positively impacted by lower borrower refinance activity of PMI insured loans, primarily as a result of declining home prices and the diminished availability of loan products. Persistency declined slightly in 2010 but remained at an elevated level due primarily to the continued effects of depressed home values relative to outstanding loan balances and limited access to credit. To the extent that home prices experience low appreciation rates or decline from current levels, we expect that PMI’s persistency rate will likely remain high and therefore limit the rate at which PMI’s risk-in-force runs off over the next few years. Because PMI must maintain sufficient capital to satisfy regulatory risk-to-capital metrics, higher persistency rates, even though they create relatively higher revenues, may constrain PMI’s capital position and its ability to write new business, which may adversely impact our future revenues and results of operations.

We reinsure a portion of our mortgage insurance default risk with lender-affiliated captive reinsurance companies, which reduces our net premiums written and earned.

Mortgage insurers, including PMI, offer products to lenders that are designed to allow them to participate in the risks and rewards of the mortgage insurance business. Many of the major mortgage lenders have established affiliated captive reinsurance companies. These captive reinsurance companies assume a portion of the risks associated with the lender’s insured mortgage loans in exchange for a percentage of the associated gross premiums. Because the GSEs currently prohibit cessions of gross risk or gross premium cedes greater than 25% to captive reinsurers and PMI ceased seeking excess-of-loss (XOL) captive reinsurance arrangements, we expect the portion of our new primary insurance business that is subject to captive arrangements to decrease. PMI did not enter into any new XOL captive reinsurance agreements in 2010. See Item 1(D)(9)(a). Business—U.S. Mortgage Insurance Operations—Reinsurance—Captive Reinsurance. PMI will continue to cede premiums under its in-force XOL contracts until they run-off and mature pursuant to the existing terms and conditions, and as a result, captive reinsurance agreements will continue to negatively impact our net premiums written and earned.

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

We are subject to heightened litigation risk related to the increase in rescissions and claim denials.

We believe the rise in the numbers of rescissions heightens the risk of litigation concerning our rescission decisions. As we continue to review our insured loan portfolios, we will rescind more insurance policies in the future. The rise in the numbers of rescissions has resulted in lenders and policyholders challenging our specific rescissions of coverage on individual loans and our general right to rescind coverage under the terms and conditions of PMI’s master policies. Item 3. Legal Proceedings, below, and Item 8. Financial Statements and Supplementary Data—Note 13—Commitments and Contingencies, below, discuss certain rescission-related litigation and other proceedings in which PMI is currently involved. In addition to the litigation and other matters discussed in those sections, we are discussing with certain policyholders their objections to PMI’s rescissions of large groups of loans that in the aggregate are material, and as a result, we expect that PMI will engage in litigation or other dispute resolution proceedings related to some portion of these challenged rescissions if we are unable to resolve them informally. As we have received general challenges from several larger customers, the aggregate risk relating to general challenges would be material if we are unable to satisfactorily resolve such challenges. Any litigation or other dispute resolution proceedings in which we may become involved is likely to be costly even if we are ultimately successful in defending against such claims. Because our or other mortgage insurers’ contractual rescission rights have been subject to few judicial decisions, it is unclear whether a court would adopt the same interpretation of our contractual rights as we do. Accordingly, there is a risk that we will not be successful in defending our contractual bases of rescission against challenges. If this were to happen, we would need to re-assume rescinded risk and re-establish loss reserves on delinquent loans, which would negatively harm our financial condition and results of operations. See Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans, above.

We also believe that the recent increase in our claim denial activity elevates the risk of litigation with our customers concerning such claim denials. We believe there will be a substantial increase in customer requests that we reconsider our claim denials, as a result of our expectation that we will significantly increase servicer-related claim denials in 2011. If we are not able to informally resolve a disagreement with an insured regarding a claim denial, the insured or PMI may seek resolution of the disagreement by filing a lawsuit or requesting that the parties agree to an arbitration or other form of dispute resolution. Our claim denial practices have not been subject to judicial interpretation; therefore, it is unclear whether a court would interpret our rights in the same manner as we do. If we are not successful in defending future lawsuits or other formal challenges to our claim denials, we could be required to pay significant additional amounts in claims, which could materially harm our financial condition and results of operations. See Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels, above.

The U.S. mortgage insurance industry and PMI are subject to litigation risk generally.

The mortgage insurance industry and PMI face litigation risk in the ordinary course of operations, including the risk of class action lawsuits. Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including PMI, have been involved in litigation alleging violations of RESPA and FCRA. In the past, a number of lawsuits have challenged the actions of private mortgage insurers, including PMI, under RESPA, alleging that the insurers have provided products or services at improperly reduced prices in return for the referral of mortgage insurance. RESPA generally precludes PMI from providing services or products to mortgage lenders free of charge, charging fees for services that are lower than their reasonable or fair market value, and paying fees for services that others provide that are higher than their reasonable or fair market value, in exchange for the referral of settlement services. Litigation relating to capital markets transactions and securities-related matters in general has increased and is expected to continue to increase as a result of the deterioration of the capital, credit, housing and mortgage markets. We cannot predict whether additional actions of the types described herein, or other actions, will be brought against us or other mortgage insurers in the future. Any such proceedings could have an adverse effect on our consolidated financial position, results of operations or cash flows.

Implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) could negatively impact private mortgage insurers and PMI.

Among other things, the Dodd-Frank Act, passed by Congress in July 2010, expands federal oversight of the insurance industry and consumer financial products and services, including mortgage loans. One component of the Dodd-Frank Act requires mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. Regulators are required to develop a definition of a qualified residential mortgage by April 15, 2011, and in doing so, the legislation requires regulators to consider the presence of mortgage insurance. We believe that the release of a draft rule will likely occur in the near future. The details of the regulation remain unknown. Depending on whether, and to what extent, the presence of mortgage insurance becomes a criterion for a “qualified residential mortgage,” the proposed rule may positively or negatively affect the private mortgage insurance industry and our future insurance writings.

In addition, the Dodd-Frank Act established the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services. It is unclear whether this new agency will issue any rules or regulations that affect our business or the volume of low-down-payment mortgage originations. Such rules and regulations could negatively impact our financial position or results of operations.

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

We have recently been subject to increased scrutiny by the Arizona Department and other state insurance regulatory authorities as a result of our substantial losses in recent years. The Arizona Department recently gave us notice that it intends to commence a financial examination of MIC, PMG, PMAC, PIC, PRC and RIC for the three year period between January 1, 2008 and December 31, 2010. In addition, as discussed above in, Our primary insurance subsidiary, MIC, is subject to capital adequacy requirements and could be required to cease writing new business and could be subject to the terms of its runoff support agreement with Allstate, the Department has advised us that the financial examination is an important factor in its continuing financial oversight and evaluation of MIC’s financial condition. We cannot predict whether the Arizona Department’s examinations will result in it making additional inquiries or taking subsequent actions, which could potentially affect our financial condition and results of operation.

The insurance industry has also become the focus of increased scrutiny by regulatory and law enforcement authorities concerning certain practices, including captive reinsurance arrangements. MIC continues to respond to requests from the Minnesota Department of Commerce and the Office of Inspector General (“OIG”) of the U.S. Department of Housing and Urban Development (“HUD”) for information regarding its captive reinsurance arrangements among other matters. We cannot predict whether the Minnesota Department of Commerce and the HUD OIG’s administrative subpoenas will lead to further inquiries, or investigations, of these matters, or the scope, timing or outcome of any inquiry or actions by those Departments or any inquiry or actions that may be commenced by state insurance departments, attorneys general or other regulators.

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

The FHFA, the agency which currently regulates the GSEs, has risk-based capital rules that prescribe treatment of credit enhancement issued by private mortgage insurers and provides capital guidelines for the GSEs in connection with their use of other types of credit protection counterparties in addition to mortgage insurers. The rules require the GSEs to hold different amounts of capital against mortgage insurance coverage according to the rating of the mortgage insurance company that issued the policy. See Item 1(D)(1)(a). U.S. Mortgage Insurance Operations—Products—Primary Mortgage Insurance. Although these rules were suspended in 2008, the FHFA, or other governmental authority, including Congress, may revisit the risk-based capital rules and the treatment of mortgage insurance at any time in the future. If the rules change or if the GSEs begin again to follow the FHFA’s risk-based capital rules, demand for our mortgage insurance products could decrease and our consolidated financial condition and results of operation could be adversely affected.

The implementation of the Basel III Capital Accord may affect the use of mortgage insurance.

In November, 2010, the United States agreed to a new capital framework known as Basel III. This new capital framework will replace the Basel II capital rules, which have not yet been implemented for U.S. depository institutions or holding companies. The Basel III framework will apply to the 10 to 12 largest U.S. banking organizations, as well as banking companies that have significant international operations. It may also be imposed on non-banking financial companies that are determined to present systemic risks to the U.S. financial system. The Basel III framework refines the Basel II risk based structure by requiring the use of highly stressed scenarios in determining the appropriate risk of bank assets, and it will also increase the required minimum capital ratios. The Basel III framework restricts the instruments that can count toward meeting the capital requirements, placing greater emphasis on common equity and retained earnings. Finally, Basel III will impose a new minimum liquidity standard on banking organizations.

The Basel III regime will be phased in beginning in 2013. However, implementing regulations have not yet been drafted by the agencies, and until these regulations are finalized the exact contours of the new capital requirements cannot be determined. It is possible that some of the Basel III elements will be required of small banking organizations, and it is also possible that the implementation dates will be modified to reflect current economic conditions. While these changes are significant, the capital rules will continue to risk-weight assets based on internal models that use inputs such as the probability of default, and the bank’s expected loss given a default. We expect that mortgage insurance will be factored in these internal models and could provide mortgage lenders with capital relief by reducing the capital charge on mortgages, although the extent of capital relief will depend upon the particular model employed by the banking organization. We cannot predict the extent of any benefits that lenders will ultimately obtain under Basel III, or how any such benefits may affect the opportunities for growth of the mortgage insurance industry. If Basel III is implemented in a manner that does not provide sufficient capital relief to lenders using mortgage insurance, our business could be negatively impacted.

E.	Other Risk

We are exposed to risk in the winding down of our European operations.

Certain risks remain in the winding down of our European operations. PMI Europe’s net income was $17.2 million in 2010 and $19.8 million in 2009. We expect PMI Europe’s net income to materially decline in future periods, primarily as a result of the significant decrease in PMI Europe’s risk-in-force from $4.9 billion at December 31, 2009 to $0.7 billion at December 31, 2010.

Approximately 16% of PMI Europe’s risk-in-force relates to six reinsurance transactions. PMI Europe established loss reserves of $16.4 million as of December 31, 2010 in respect of its reinsurance portfolio. In addition, PMI Europe has posted collateral of $2.5 million related to its reinsurance coverage. PMI Europe is currently engaged in negotiations with a counterparty regarding the appropriate amounts of collateral required to be posted by PMI Europe under the terms of the applicable reinsurance transactions. PMI Europe may be required to post additional material amounts of collateral following negotiations with the counterparty or as a result of future loss developments if the performance of these exposures deteriorates. The maximum amount of collateral PMI Europe could be required to post is $103 million, representing its total risk-in-force under these reinsurance transactions. If PMI Europe experiences increased losses and increases to its loss reserves, it may be required to post additional collateral, which could have a material adverse effect on our financial condition and results of operations.

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. As of December 31, 2010, PMI Europe had posted collateral of $4.7 million on its CDS transactions. As of December 31, 2010, the maximum amount of collateral that PMI Europe may be required to post under these contracts is approximately $12.4 million, including the $4.7 million already posted. The actual collateral posted will depend upon performance of the underlying mortgage portfolios, claim payments and the extent to which PMI Europe is successful in commuting these contracts. If PMI Europe is required to post additional collateral, its financial condition could be negatively impacted.

We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

As of December 31, 2010, we had net deferred tax assets of $142.9 million. Our management reviews the need to establish a valuation allowance against our deferred tax assets on a quarterly basis. Under Topic 740, and beginning in 2010, we do not use forecasted taxable income from our mortgage insurance activities as positive evidence in determining whether or not the deferred tax assets will be utilized. In 2010, we evaluated our deferred tax assets in light of this and other factors and determined that it was necessary to increase the valuation allowance by $279.0 million to $527.3 million. We expect to be able to utilize our remaining net deferred tax assets of $142.9 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. There is no assurance that our future expected cash flow streams or tax strategies will permit us to utilize our remaining $142.9 million net deferred tax assets. We may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which would have a material adverse effect on our results of operations and financial condition. See MD&A—Critical Accounting Estimates—Valuation of Deferred Tax Assets for more discussion.

If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $670.2 million deferred tax assets. There is no assurance, however, that we will return to profitability. Even if we return to profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all tax benefits. Even if we were to realize future tax benefits, the timing may be significantly delayed.

Our Amended and Restated Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. On August 12, 2010, the Board of Directors of The PMI Group adopted a Tax Benefits Preservation Plan (the “Plan”). In connection with the adoption of the Plan, on August 12, 2010, The PMI Group’s Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010. On February 17, 2011, the Board of Directors of The PMI Group adopted the Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”), which amends and restates the Plan in its entirety to (i) extend the final expiration date of the Amended Plan to February 16, 2014; (ii) provide that the Amended Plan will expire if The

PMI Group’s Board of Directors determines that a limitation on the use of tax benefits under Section 382 of the Internal Revenue Code of 1986, as amended, would no longer be material to The PMI Group; (iii) provide that the Amended Plan will expire on August 11, 2011 if stockholder approval of the Amended Plan has not been received before such time; and (iv) provide that The PMI Group’s Board of Directors will consider at least annually whether to permit the Amended Plan to expire. All of the other terms of the Amended Plan remain the same as the Plan. The Amended Plan will be submitted to The PMI Group’s stockholders for approval at its 2011 annual meeting.

The purpose of the Amended Plan is to help protect our ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). Our use of the Tax Benefits in the future would be significantly limited if we experience an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Amended Plan is designed to reduce the likelihood that we will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of our stock.

Although the Amended Plan is designed to reduce the likelihood that we will experience an ownership change, there can be no assurance that the Amended Plan will be effective in preventing an ownership change. In addition, if the Amended Plan is not approved by stockholders at the 2011 annual meeting, the Amended Plan will expire on August 11, 2011 (unless such date is advanced). If an ownership change were to occur, our ability to use the Tax Benefits in the future would likely be limited, which would have a significant negative impact on our financial position and results of operations.

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

We currently own approximately 200,000 square feet of office space in Walnut Creek, California for our home office. PMI leases offices throughout the United States. These properties are used by our “U.S. Mortgage Insurance Operations” and “Corporate and Other” segments. We conduct our international operations in leased facilities in Ireland and Italy.

ITEM 3.	LEGAL PROCEEDINGS

On July 13, 2010, lead plaintiff and defendants in the previously disclosed consolidated action, In Re PMI Securities Litigation, agreed to a settlement of the class action on behalf of all persons who purchased The PMI Group stock between November 2, 2006 through March 3, 2008. On December 16, 2010, the Court entered a final order approving the settlement and dismissing the case with prejudice. Under the terms of the settlement, defendant The PMI Group, through its insurers, paid $31,250,000 (inclusive of attorneys’ fees, administration costs, and costs of any kind associated with the resolution of the action). There was no contribution from any individual defendant. The settlement did not involve any admission of wrongdoing or liability and The PMI Group and the individual defendants received a full and complete release of all claims asserted against them in the litigation.

As previously disclosed, in April 2008, The PMI Group and certain of our executive officers and directors were named in two shareholder derivative suits. Both of these suits assert various acts and/or omissions against the defendants. The parties to these two shareholder derivative cases entered into a Memorandum of Understanding (“MOU”) on November 29, 2010. The MOU, which applies to both derivative cases, provides for plaintiffs’ full release and dismissal with prejudice of all claims against PMI and the individual defendants in exchange for the payment, on the defendants’ behalf by PMI’s insurers, of attorneys’ fees and expenses not to exceed $750,000 and PMI’s undertaking of certain governance updates. The parties are in the process of finalizing a formal stipulation of settlement to be submitted to the federal District Court for approval.

As previously disclosed, on January 26, 2009, we were served with a complaint filed by Bayview Loan Servicing, LLC (“Bayview”) in California Superior Court. The complaint alleges that PMI improperly rescinded mortgage insurance coverage or terminated coverage for non-payment of premium on 94 loans and seeks unspecified contractual and extra-contractual damages. We filed an answer to Bayview’s complaint in March 2009. The case is currently in the discovery phase. A trial date has been set for September 2011. The disputed risk on the 94 loans is approximately $9 million. We believe that all of the disputed risk is delinquent.

PMI and a customer have agreed to participate in arbitration proceedings regarding contested rescissions on approximately 190 loans. In its demand for arbitration, the customer seeks unspecified contractual and extra-contractual damages. The arbitration is currently scheduled to take place in July 2011. The disputed risk on the loans subject to arbitration is approximately $13 million. We believe that a significant majority of the disputed risk is delinquent.

In October 2010, Regions Bank filed a complaint against PMI in state court in Jefferson County, Alabama, alleging that PMI improperly rescinded coverage on ten loans. In its complaint, Regions Bank seeks declaratory judgment and unspecified contractual and extra-contractual damages. PMI filed an answer to the complaint on March 10, 2011. The parties have been engaging in informal discussions related to the loans and we now believe that the number of disputed loans has been reduced to four, representing approximately $0.3 million of risk. All of the remaining disputed risk is delinquent.

In December 2010, PMI and a customer agreed to participate in a one day, voluntary mediation with respect to contested rescissions on a group of what we believe to be approximately 1,000 loans, with risk in force of approximately $90 million. We believe that the significant majority of the disputed risk is delinquent. The mediation occurred on March 1, 2011 and did not result in a resolution of the matter.

In February 2011, we were advised by a customer that it desired to engage in arbitration with respect to approximately 100 rescinded loans. The customer has not yet identified the loans at issue. PMI and the customer are discussing the timing and structure of any such arbitration.

In addition to the above matters, other customers have challenged the legal and factual bases of PMI’s rescission decisions. PMI is in discussions with such customers and, to date, such matters have not resulted in litigation or other formal dispute resolution proceedings initiated against PMI.

The above matters are generally in the early stages and PMI intends to defend these claims vigorously. PMI’s contractual rescission rights have not been subject to judicial or arbitral decisions. As a result, and as the above matters represent aggregations of multiple rescission decisions based upon review of individual loan files, the ultimate resolution of these matters is inherently uncertain and impossible to ascertain. While PMI considers potential future reinstatements of rescinded policies as a result of its rescission reconsideration process when PMI establishes its IBNR reserves, these reserves are not intended to include the possibility that PMI may be unsuccessful in defending its rescissions in the above litigation or other dispute resolution processes. See Item 1A. Risk Factors—We are subject to heightened litigation risk related to the increase in rescissions and claim denials, above and Item 8. Financial Statements and Supplementary Data—Note 13—Commitments and Contingencies, below.

If PMI were wholly unsuccessful in defending its rescission decisions in one or more of the above matters, it would likely be required to reinstate coverage on the disputed, rescinded loans, pay claims (including accrued interest) on those rescinded loans that were delinquent, and pay additional contractual or extra-contractual damages, if any, awarded by the court or arbiter. An adverse judgment or the settlement of such matters could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

A putative class action lawsuit, Moses v. SunTrust Banks, et al., was filed in November 2010 in the U.S. District Court for the District of Columbia against SunTrust entities and various mortgage insurers, including PMI. The complaint alleges various causes of action related to captive mortgage reinsurance arrangements with SunTrust Bank, including that the defendants violated the Real Estate Settlement Procedures Act (“RESPA”) by paying the lender’s captive reinsurer excess premiums in relation to the risk assumed by that captive. PMI denies the allegations. On March 10, 2011, the plaintiffs voluntarily dismissed the case against PMI without prejudice.

In addition to the matters described above, we are engaged in other legal proceedings in the ordinary course of business. In management’s opinion, based upon the facts known at this time, the ultimate resolution of these legal proceedings will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding our executive officers as of March 15, 2011.

L. STEPHEN SMITH, 61, has served as Chairman of the Board of The PMI Group, Inc. since May 2007, and has been one of our directors since February 2002. He has been the Chief Executive Officer since June 1, 2006, and President and Chief Operating Officer since September 1998, of The PMI Group, Inc. He has served as Chief Executive Officer of PMI Mortgage Insurance Co. (“MIC”) since January 2004. He was President and Chief Operating Officer of MIC from September 1998 to June 2006. He was elected Executive Vice President of Marketing and Field Operations of MIC in May 1994 and elected to the same positions with The PMI Group, Inc. in January 1995, serving in such capacities until September 1998. Prior thereto, he held various executive positions with the Company. Mr. Smith joined The PMI Group, Inc. in 1979. He has served as President of the Mortgage Insurance Companies of America and as a member of the Boards of Directors of National Association of Hispanic Real Estate Professionals and the Contra Costa Council. Mr. Smith currently serves on the Board of Directors of the Bay Area Council and is a member of the Financial Services Roundtable and the National Association of Home Builders Roundtable.

DAVID H. KATKOV, 55, has served The PMI Group, Inc. as Executive Vice President since August 2001 and as Chief Business Officer since November 2008. He has also served as President of PMI Mortgage Insurance Co. (“MIC”) since June 2006. Mr. Katkov joined The PMI Group, Inc. in July 1992, and prior to August 2001, he held a variety of executive management positions in Sales, Structured Transactions, Product Development and Portfolio Management of MIC. Prior to joining The PMI Group, Inc., Mr. Katkov was a Vice President of US Bank Corporation, Minneapolis, Minnesota.

DONALD P. LOFE, JR., 54, has been Executive Vice President of The PMI Group, Inc. since January 2003, Chief Financial Officer since April 2003, and Chief Administrative Officer since November 2008. Prior to joining The PMI Group, Inc., Mr. Lofe was Senior Vice President, Corporate Finance for the CNA Financial Corporation from October 1998 until January 2003. From October 1991 until October 1998, Mr. Lofe was the partner-in-charge of the Northeast Ohio Insurance Practice, and the engagement partner for The Progressive Corporation, with the accounting firm of PricewaterhouseCoopers LLP, where he was employed for approximately 20 years. Mr. Lofe is a certified public accountant.

LLOYD A. PORTER, 50, has been Executive Vice President—Chief Risk Officer of The PMI Group, Inc. since November 2008. Mr. Porter has also served as Executive Vice President and Managing Director, International Mortgage Insurance of PMI Capital Corporation since August 2004. From February 1999 to August 2004, Mr. Porter served as Senior Vice President and Managing Director, International Markets of The PMI Group, Inc. Mr. Porter joined The PMI Group, Inc. in 1983 and has held a variety of positions relating to marketing, capital markets, strategy and corporate development.

ANDREW D. CAMERON, 45, has served The PMI Group, Inc. as Executive Vice President since August 2009, and as General Counsel and Secretary since July 2008. He served as Group Senior Vice President of The PMI Group, Inc. from July 2008 to August 2009. Mr. Cameron joined The PMI Group, Inc. in June 1998 and served as Senior Vice President and Deputy General Counsel from November 2006 to July 2008, and Vice President and Assistant General Counsel from June 2003 to October 2006. Prior to joining The PMI Group, Inc., Mr. Cameron was Senior Counsel in the Enforcement Division of the U.S. Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

The PMI Group is listed on the New York Stock Exchange under the trading symbol “PMI.” Our certificate of incorporation authorizes 350 million shares of common stock, increased from 250 million by an amendment of our Certificate of Incorporation approved by stockholders in May 2010. As of February 4, 2011, there were approximately 104 stockholders of record.

The following table shows the high, low and closing common stock prices by quarter from the New York Stock Exchange Composite Listing for the years ended:

	2010			2009
	High	Low	Close	High	Low	Close
First quarter	$5.83	$2.11	$5.42	$2.79	$0.26	$0.62
Second quarter	$7.75	$2.77	$2.89	$2.99	$0.60	$1.98
Third quarter	$4.03	$2.54	$3.67	$4.96	$1.27	$4.25
Fourth quarter	$4.68	$2.96	$3.30	$4.24	$1.81	$2.52

Preferred Stock

Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to fix the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the stock, voting rights, and other terms. We may issue, without the approval of the holders of common stock, preferred stock that has voting, dividend or liquidation rights superior to the common stock and which may adversely affect the rights of the holders of common stock. As of December 31, 2010, there were no shares of preferred stock of The PMI Group outstanding.

Amended and Restated Tax Benefits Preservation Plan

On August 12, 2010, we adopted a Tax Benefits Preservation Plan, or the Tax Benefits Plan, for the purpose of preserving certain of our tax benefits which would otherwise expire upon certain changes in ownership of The PMI Group. In connection therewith, the Board of Directors designated a Series A Preferred Stock issuable upon the exercise of rights under the Tax Benefit Plan. On February 17, 2011, we adopted an Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”) which amends and restates the Tax Benefits Plan.

The Tax Benefits Plan will expire on August 11, 2011 (unless such date is advanced). In order to extend the expiration date of the Tax Benefits Plan, the Tax Benefits Plan was amended and restated in its entirety. Specifically, the amendments:

•	extend the final expiration date of the Amended Plan to February 16, 2014;

•

provide that the Amended Plan will expire if our Board of Directors determines that a limitation on the use of tax benefits under Section 382 of the Internal Revenue Code of 1986, as amended, would no longer be material to The PMI Group;

•	provide that the Amended Plan will expire on August 11, 2011 if stockholder approval of the Amended Plan has not been received before such time; and

•	provide that our Board of Directors will consider at least annually whether to permit the Amended Plan to expire.

All of the other terms of the Amended Plan remain the same as the Tax Benefits Plan. The Amended Plan will be submitted to The PMI Group’s stockholders for approval at The PMI Group’s 2011 annual meeting.

Payment of and Policy on Dividends

We have not declared a dividend on our common stock since 2008. We paid regular dividends on our common stock of $0.0025 per share in each of the quarters in the period from July 1, 2008 through December 31, 2008; and $0.0125 per share in each of the quarters in the period from January 1, 2008 through June 30, 2008.

We do not expect that our Board of Directors will declare a quarterly dividend for the foreseeable future. The payment of future dividends is subject to the discretion of our Board of Directors, which will consider, among other factors, our consolidated operating results, our overall financial condition and capital requirements, as well as general business conditions. In addition, The PMI Group’s credit agreement places certain limitations on our ability to pay dividends, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. See also restrictions on the transfer of funds from subsidiaries of the Company to The PMI Group described in Note 15 to the Consolidated Financial Statements.

Common Share Repurchases

We currently have approximately $100 million available under our $300 million common share repurchase program, which was authorized by the Board of Directors in February 2007 and extended in July 2007. We did not repurchase any common shares between 2008 and 2010 and do not intend to repurchase common shares in 2011.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2010

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) ) [1] (c)
Equity compensation plans approved by security holders (i.e., Equity Incentive Plan, ESPP and 2005 Officer Deferred Compensation Plan)	4,579,748	$33.77	4,493,868
Equity compensation plans not approved by security holders	N/A

[1]

This amount includes 544,651 shares available for issuance under the Employee Stock Purchase Plan (“ESPP”) and 149,188 shares available for issuance as a Company match under the 2005 Officer Deferred Compensation Plan.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act, except to the extent that The PMI Group specifically incorporates it by reference into such filing.

The Performance Graph below compares the cumulative total stockholder return for our common stock for the last five fiscal years with that of the Standard & Poor’s 500 Index, the Russell 1000 Financial Services Index and a mortgage insurance company index (“MI Index”). The MI Index consists of Radian Group, Inc. and MGIC Investment Corporation. In 2009, we removed Triad Guaranty, Inc. from the MI Index because it ceased writing new mortgage insurance business and is no longer traded on a major exchange. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested quarterly. The total stockholder’s returns are not necessarily indicative of future returns.

Comparison of The PMI Group, Inc. and Benchmarks

Total Return* Index

	Total Return*						Total Rate of Return**
	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/10
PMI	$100.00	$115.39	$32.75	$4.86	$6.28	$8.22	(91.78)%
MI Index	$100.00	$94.52	$28.19	$5.98	$10.73	$15.70	(84.30)%
S&P 500	$100.00	$115.76	$122.10	$77.00	$97.31	$111.73	11.73%
Russell 1000 FIN SVS	$100.00	$116.29	$94.71	$44.61	$52.35	$57.63	(42.37)%

*	Total Return = Capital Appreciation + Dividend Income for the period 12/31/05 – 12/31/10.
**	Total Rate of Return = (Total Return – 100) / 100

ITEM 6.	SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Summary of Consolidated Operations
Net premiums written	$571,223	$644,163	$727,328	$813,922	$672,871	$693,807	$620,198	$784,251	$617,255	$544,361

Premiums earned	$577,372	$682,946	$744,592	$815,440	$709,532	$693,821	$661,328	$611,878	$616,928	$553,619
Net investment income	78,152	119,166	138,701	132,552	137,794	132,584	130,391	123,513	108,034	111,457
Equity in (losses) earnings from unconsolidated subsidiaries	(12,247)	(12,019)	(51,802)	(741,500)	127,309	97,885	83,554	4,597	44,225	19,423
Net realized investment gains (losses)	96,516	37,471	(139,534)	(37,309)	318	1,864	2,546	225	(4,400)	(5,604)
Realized gain (loss) on sale of equity investment	—	—	—	12,670	—	—	(20,420)	—	—	—
Change in fair value of certain debt instruments	(113,533)	16,522	123,595	—	—	—	—	—	—	—
Other income (loss)	14,858	33,909	(1,134)	(168)	20,700	20,813	32,904	39,749	39,123	28,643

Total revenues	641,118	877,995	814,418	181,685	995,653	946,967	890,303	779,962	803,910	707,538

Losses and loss adjustment expenses	1,253,712	1,722,860	1,857,697	1,122,898	266,273	255,283	236,690	217,241	150,451	99,553
Amortization of deferred policy acquisition costs	18,439	17,781	18,285	87,683	53,124	61,539	72,129	78,877	74,844	76,586
Other underwriting and operating expenses	119,692	155,624	229,522	192,917	208,787	183,515	180,273	158,601	134,303	122,797
Lease abandonment and relocation costs	—	—	—	—	—	—	—	—	12,183	—
Litigation (recovery) settlement	—	—	(10,939)	—	(2,839)	—	(2,574)	—	12,222	—
Interest expense	48,632	43,013	41,007	33,391	37,930	31,129	34,552	20,810	17,648	13,685
Distributions on mandatorily redeemable preferred securities	—	—	—	—	—	—	—	3,676	4,030	7,604

Total losses and expenses	1,440,475	1,939,278	2,135,572	1,436,889	563,275	531,466	521,070	479,205	405,681	320,225

(Losses) income from continuing operations before income taxes	(799,357)	(1,061,283)	(1,321,154)	(1,255,204)	432,378	415,501	369,233	300,757	398,229	387,313
Income tax (benefit) expense from continuing operations	(26,329)	(407,292)	(433,966)	(246,522)	102,616	94,808	79,012	88,840	108,701	116,991

(Loss) income from continuing operations after income taxes	(773,028)	(653,991)	(887,188)	(1,008,682)	329,762	320,693	290,221	211,917	289,528	270,322

Income from discontinued operations before income taxes	—	—	46,297	127,788	127,337	125,330	115,514	119,258	72,561	59,654
Income taxes from discontinued operations	—	—	8,868	34,432	37,448	36,854	35,405	37,160	23,044	17,959

Income from discontinued operations after income taxes	—	—	37,429	93,356	89,889	88,476	80,109	82,098	49,517	41,695
(Loss) gain on sale of discontinued operations, net of income taxes of $5,312, $43,361 and $16,536, respectively	—	(5,335)	(78,749)	—	—	—	29,003	—	—	—

(Loss) income from discontinued operations, net of taxes	—	(5,335)	(41,320)	93,356	89,889	88,476	109,112	82,098	49,517	41,695
(Loss) income before extraordinary items and cumulative effect of a change in accounting principle	(773,028)	(659,326)	(928,508)	(915,326)	419,651	409,169	399,333	294,015	339,045	312,017

Extraordinary gain on write-off of negative goodwill, net of income taxes	—	—	—	—	—	—	—	5,418	—	—
Extraordinary loss on early extinguishment of debt, net of income tax benefit	—	—	—	—	—	—	—	—	—	(4,805)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—	7,172	—

Net (loss) income	$(773,028)	$(659,326)	$(928,508)	$(915,326)	$419,651	$409,169	$399,333	$299,433	$346,217	$307,212

Effective tax rate for continuing operations	(3.3)%	(38.4)%	(32.8)%	(19.6)%	23.7%	22.8%	21.4%	29.5%	27.3%	30.2%

THE PMI GROUP, INC. AND SUBSIDIARIES

TEN-YEAR SUMMARY OF FINANCIAL DATA—(Continued)

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
U.S. Mortgage Insurance Operating Ratios
Loss ratio	220.3%	254.0%	245.6%	136.9%	38.2%	38.1%	36.8%	36.2%	24.5%	18.1%
Expense ratio (1)	22.1%	22.0%	19.6%	22.5%	23.2%	24.4%	28.6%	22.0%	25.3%	25.5%

Combined ratio	242.4%	276.0%	265.2%	159.4%	61.4%	62.5%	65.4%	58.2%	49.8%	43.6%

Consolidated Balance Sheet Data
Total assets	$4,218,987	$4,641,517	$4,827,248	$5,076,157	$5,317,555	$5,254,136	$5,145,967	$4,794,289	$3,517,049	$2,989,952
Reserve for losses and loss adjustment expenses	$2,869,765	$3,178,359	$2,667,719	$1,177,309	$384,089	$360,360	$355,058	$336,760	$316,223	$289,443
Long-term debt	$616,158	$389,991	$481,764	$496,593	$496,593	$819,529	$819,529	$819,543	$422,950	$422,950
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$—	$—	$—	$—	$48,500	$48,500
Shareholders’ equity	$415,270	$727,087	$1,278,225	$2,512,962	$3,568,590	$3,230,790	$3,137,755	$2,784,029	$2,193,833	$1,786,688
Return on equity (2)	(101.6)%	(62.6)%	(48.6)%	(25.7)%	12.7%	12.7%	13.4%	12.3%	17.1%	18.5%
Shares Outstanding (3) (in thousands)
Basic at year end	161,168	82,580	81,688	81,120	86,747	88,713	94,025	95,162	89,943	89,163
Basic weighted-average	135,560	82,317	81,423	84,645	86,478	91,738	95,452	89,915	89,843	88,887
Diluted weighted-average	135,560	82,317	81,423	84,645	92,866	101,620	105,231	99,198	99,533	94,421
Per Share Data (3)
Book value	$2.58	$8.80	$15.65	$30.98	$41.14	$36.42	$33.37	$29.26	$24.39	$20.04
Basic net (loss) income	$(5.70)	$(8.01)	$(11.40)	$(10.81)	$4.85	$4.46	$4.18	$3.33	$3.85	$3.46
Diluted net (loss) income	$(5.70)	$(8.01)	$(11.40)	$(10.81)	$4.57	$4.10	$3.87	$3.09	$3.55	$3.28
Cash dividends declared	$—	$—	$0.03	$0.21	$0.21	$0.20	$0.17	$0.13	$0.10	$0.08
U.S. Mortgage Insurance Operations Operating and Statutory Data
Primary new insurance written (in millions)	$6,749	$8,994	$22,639	$46,133	$32,234	$35,934	$41,213	$57,301	$47,803	$46,235
New insured primary loans	30,416	41,440	107,455	234,942	174,432	205,431	260,641	381,249	332,234	335,213
Primary insurance in force (in millions)	$101,710	$113,694	$124,265	$123,623	$102,635	$101,090	$105,321	$105,241	$107,579	$109,158
Primary risk-in-force (in millions)	$24,856	$27,794	$30,605	$30,967	$25,711	$24,971	$25,505	$24,668	$25,188	$25,772
Insured primary loans	629,154	705,417	775,841	797,419	720,347	743,533	803,236	827,225	874,202	882,846
Persistency	83.5%	84.3%	82.2%	75.5%	69.6%	61.9%	60.9%	44.6%	56.2%	62.0%
Primary default rate	20.26%	21.40%	14.12%	7.93%	5.55%	5.74%	4.86%	4.53%	4.18%	2.86%
Statutory capital (4)	$764,477	$753,356	$1,353,261	$2,554,140	$2,922,621	$2,838,778	$2,831,437	$2,561,765	$2,192,712	$1,900,709
Statutory risk-to-capital ratio (4)	19.9:1	22.1:1	16.6:1	10.8:1	8.1:1	8.2:1	8.2:1	9.1:1	11.3:1	13.0:1

(1)	Expense ratio is the ratio of underwriting expenses to net premiums written. The 2006 and 2004 expense ratios include the litigation settlement recovery. The 2003 expense ratio includes lease abandonment and relocation costs as well as the litigation settlement charge.
(2)	Return on equity is calculated using an average of the twelve months ending balances of shareholders’ equity for the respective calendar year.
(3)	Share data has been split-adjusted. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share , diluted earnings per share data have been retroactively adjusted, from 2001 until the fourth quarter of 2006 at which point the contingent convertible debentures were called, to reflect the dilutive effects of these instruments issued by The PMI Group in 2001.
(4)	Statutory data is based on PMI Mortgage Insurance Co. information only. Statutory capital includes policyholders’ surplus and contingency reserves.

Note: Certain prior period’s information has been reclassified to conform to the current period’s presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Results for the Years Ended December 31, 2010 and 2009

For the years ended December 31, 2010 and 2009, we recorded consolidated net losses of $773.0 million and $659.3 million, respectively. Our consolidated net losses in 2010 and 2009 were driven by continued high losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations and, to lesser degrees, decreases in premiums earned and investment income. Losses and LAE decreased from $1.7 billion in 2009 to $1.3 billion in 2010. Premiums earned decreased from $682.9 million in 2009 to $577.4 in 2010. Net investment income decreased from $119.2 million in 2009 to $78.2 million in 2010.

Our consolidated net loss in 2010 included an increase of $279.0 million in our deferred tax asset valuation allowance and a $113.5 million reduction to revenues as a result of increases in the fair value of our corporate debt. Net realized investment gains increased from $37.5 million in 2009 to $96.5 million in 2010.

Overview of Our Business

We provide residential mortgage insurance that protects mortgage lenders and investors from credit losses in the event of borrower default. We divide our business into the following segments:

•

U.S. Mortgage Insurance Operations.    The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded a net loss of $658.0 million in 2010 and $655.9 million in 2009.

•

International Operations.    Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business. We completed the sales of our Australia and Asia subsidiaries in the fourth quarter of 2008 and their results are reported as discontinued operations in our International Operations segment and in the consolidated statement of operations for all periods presented. International Operations generated net income from continuing operations of $15.9 million in 2010 and $17.7 million in 2009.

•

Corporate and Other.    Our Corporate and Other segment consists of corporate debt and expenses of our holding company, contract underwriting operations (which were discontinued in April 2009), our former investments in RAM Re (which we sold in the fourth quarter of 2009) and FGIC Corporation (which we sold on July 29, 2010), and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net losses from continuing operations of $130.9 million in 2010 and $15.8 million in 2009.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations.    The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

MIC’s Capital Position.    As a result of high unemployment and ongoing weakness in the residential mortgage and housing markets, we do not expect PMI to report an operating profit in 2011. The ultimate amount and duration of PMI’s losses will depend upon many factors. In 2011, MIC’s policyholders’ position could decline below the minimum, and its risk-to-capital ratio increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described below. If losses are higher or more accelerated than we currently estimate, and we do not raise capital or achieve offsetting statutory capital relief, MIC will likely cease to satisfy capital adequacy requirements in 2011. As of December 31, 2010, MIC’s excess minimum policyholders’ position was $184.3 million and its risk-to-capital ratio was 19.9 to 1.

•

State Regulatory Capital Requirements/PMAC.    In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In three of those states, mortgage insurers are required to cease writing new business immediately if and so long as it fails to meet capital requirements. In thirteen states, regulations provide regulators with discretion as to whether the mortgage insurer may continue writing new business.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). Under applicable Arizona law, the Department may, but is not required to, order a mortgage insurer to cease transacting new business until it satisfies the minimum policyholders’ position requirement. In the first quarter of 2010, the Department granted MIC a waiver from its minimum policyholders’ position requirement. Following our April, 2010 capital raise, the Department withdrew the waiver due to MIC’s improved capital position. In January 2011, we submitted a request to the Department to again grant MIC a waiver. The Department recently advised us that it anticipates notifying us in writing that:

•

Under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position.

•	MIC will be subject to additional reporting requirements but not restrictions upon its operations.

•

MIC’s policyholders’ position is one of a number of factors the Department considers in evaluating MIC’s liquidity and financial resources to fulfill its obligations under existing and prospectively issued insurance policies. Another important factor in the Department’s financial oversight and evaluation of MIC’s financial condition will include a financial statutory examination and actuarial analysis of MIC, initiated by the Department in January 2011.

•

Future action by the Department with respect to MIC, if any, would be taken based upon the Department’s evaluation of MIC’s liquidity and financial resources and not based solely upon PMI’s policyholders’ position.

There can be no assurance the Department will formally notify us in writing of the matters specified above, and any such notification may contain additional restrictions or limitations. If the Department were to determine that MIC’s liquidity, financial resources or, notwithstanding the above, a failure by MIC to maintain Arizona’s minimum policyholders’ position warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

Other states could require MIC to cease new business writings if we fail to maintain the particular state’s applicable capital adequacy requirement. If MIC’s capital position approaches regulatory thresholds in the states in which the insurance regulator has discretion to grant a waiver, we would submit waiver requests from insurance departments in those states to enable MIC to continue to write new business in those states. We cannot predict whether or under what circumstances insurance regulators might exercise discretion to permit MIC to continue to write new business. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more states.

In 2008, we were required to submit remediation plans to Fannie Mae and Freddie Mac (collectively, the “GSEs”). To date, each of the GSEs continues to treat MIC as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat MIC as an eligible mortgage insurer.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, we plan to write new mortgage insurance in those states through PMAC, a subsidiary of MIC. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain restrictions and expire on December 31, 2011. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements. See Item 1A. Risk Factors—MIC is subject to various capital adequacy requirements and could be required to cease writing new business if it fails to comply with those requirements and could be subject to the terms of its runoff support agreement with Allstate and—Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

•

Losses and LAE.    PMI’s losses and LAE includes net changes to loss reserves and expenses related to default, loss mitigation and claim processing in the applicable period. Losses and LAE in a particular period reflect reserves with respect to new delinquencies received in the period and additional amounts from any re-estimate of loss reserves with respect to PMI’s existing delinquent loan inventory. Elevated levels of new delinquencies drove PMI’s losses and LAE of $1.7 billion in 2009. PMI’s losses and LAE of $1.3 billion in 2010 were also driven by reserves on additional (but, compared to 2009, lower levels of) new delinquencies. PMI’s losses and LAE in 2010 have also included additional reserves as a result of re-estimations of future claim rates on PMI’s delinquent loan inventory. See Claim Rates, below. The process of estimating loss reserves is inherently uncertain and requires the forecast of complex factors, including future claim rates, future loan modification, rescission and claim denial activity, and macroeconomic conditions. The losses and LAE PMI incurs in a period are subject to change in later periods as we review the estimations made in the prior period and determine that adjustments to our assumptions are appropriate. PMI’s losses and LAE will be negatively affected if notices of default, claim rates and/or claim sizes develop unfavorably compared to our current estimates. Changes, or lack of improvement, in job creation, unemployment rates and home prices, could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. For additional discussion of our loss reserving process, see Critical Accounting Estimates—Reserves for Losses and LAE and Item 1A. Risk Factors—Our loss reserves are subject to significant uncertainties, and, because we establish loss reserves with respect to our mortgage insurance policies only upon loan defaults, they are not intended to be an estimate of total future losses.

•

Claim Rates.    A significant assumption within our loss reserving process is our estimate of the percentage of loans in PMI’s delinquent loan inventory that will result in a paid claim. Loans that do not result in a claim payment by PMI “cure.” Delinquent loans may cure as a result of, among other things, the borrower bringing the loan current, selling the home, or refinancing or modifying the loan, or PMI’s rescission of coverage with respect to the delinquent loan. In 2009, PMI’s claim rates increased primarily due to high levels of unemployment and declining home prices, diminished refinancing opportunities, and the protracted implementation of modification programs such as the U.S. Treasury Home Affordable Modification Program (“HAMP”). As a result of these and other factors, we also increased PMI’s claim rates in 2010. Estimates of future loss mitigation, rescission and claim denial activity, described below, partially mitigated the increases in claim rates in 2009 and 2010. See Loss Mitigation Activities and Rescission Activity and Claim Denials.

•

Loss Mitigation Activities.    We pursue retention and liquidation workout opportunities to mitigate loss on delinquent loans. Retention workouts are often preceded by loans entering forbearance periods. Forbearance plans temporarily suspend all or part of a borrower’s regularly scheduled payments for a specified time period. Forbearance plans include risk-in-force subject to HAMP and non-HAMP trial modification periods. The following table shows risk-in-force that has been reported to us as being newly enrolled in forbearance plans as of each quarter end:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Risk-in-force subject to forbearance reported in the quarter	$148.1	$114.8	$177.7	$513.4	$656.1	$646.0	$198.7	$32.2

After the introduction of the HAMP program in April 2009, as certain of our delinquent insured loans entered trial modification periods in each quarter, we experienced an increase in risk-in-force subject to forbearance plans. As a result of a decreasing population of HAMP eligible borrowers, the amount of new risk-in-force entering forbearance plans each quarter began to decline in the second half of 2010. As of December 31, 2010, approximately $2.5 billion of our risk-in-force was in a forbearance plan. Because a significant number of loans subject to forbearance plans are in trial modification periods, we believe that they are an indicator of risk-in-force that could ultimately cure as a result of retention workouts. Consequently, a portion of the loans subject to forbearance plans in a quarter may be re-characterized in a later period as risk related to a retention workout.

Retention workouts are designed to result in borrowers curing, or satisfying in full, their delinquent loans. Retention workouts include refinances, loan modifications and repayment plans. A liquidation workout is designed to mitigate PMI’s loss on a paid claim through options such as a pre-foreclosure sale or a deed-in-lieu of foreclosure. The following tables show mitigated risk resulting from retention and liquidation workouts completed in each of the quarters indicated:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Total
	(Dollars in thousands)
Retention workouts	$345,048	$462,727	$542,405	$543,035	$1,893,215
Liquidation workouts	$124,551	$140,115	$162,164	$149,542	$576,372

	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Total
	(Dollars in thousands)
Retention workouts	$285,000	$204,388	$187,390	$212,604	$889,382
Liquidation workouts	$125,894	$112,573	$115,404	$87,397	$441,268

Note:	Year-end aggregate numbers may not total due to rounding.

Beginning in the fourth quarter of 2009, we experienced a significant increase in mitigated risk-in-force as a result of retention workouts, which peaked in the first half of 2010 and has since declined. The increase in risk subject to retention workouts was primarily driven by loans completing their HAMP trial modification periods and loans returning to current status. Risk-in-force subject to retention workouts started to trend downward toward the end of 2010 as a result of a decline in our delinquent loan inventory and servicers refining their HAMP modification programs to require verification of income and other qualifying information during the initial stage of the modification process. Liquidation workouts of our delinquent risk were elevated in 2009 and 2010 primarily as a result of the increased incidence of short sales and deeds-in-lieu approved by servicers and PMI as a means of mitigating loss by reducing foreclosure and other costs.

•

Defaults.    As set out below in Segment Results—U.S. Mortgage Insurance Operations—Defaults, PMI’s primary and pool default inventories decreased in 2010. The decrease in PMI’s primary default inventory was due to lower levels of new notices of default, delinquency cures and a significant increase in the number of primary claims paid. The decrease in PMI’s modified pool default inventory was primarily due to modified pool restructurings and commutations, discussed under Modified Pool, below. We believe that new delinquencies from our 2005 through 2007 primary book years have peaked. PMI’s default inventories in 2010 were driven by a number of factors including:

Declining Home Prices and High Unemployment—Elevated levels of unemployment and home price depreciation negatively affect PMI’s default inventories and default rates.

Aging—A significant portion of loans in our delinquent loan inventory are those on which the borrowers are twelve or more payments in default. Historically, our claim rates have been higher as loans remain in our delinquency inventory and progress into later stages of the foreclosure and claim process. This trend has negatively impacted PMI’s loss reserves and will continue if the resolution of these pending delinquencies requires more time or is less favorable than we expect.

Claims Paid—PMI’s default inventory increased significantly in 2008 and 2009. As this inventory has aged, the associated claims paid has increased. For example, in 2010, PMI paid 31,869 claims

(including claim denials) compared to 19,433 in 2009. The increase in claims paid in 2010 contributed to the decline in PMI’s default inventory in 2010. We expect claims paid in 2011 (both in number and aggregate dollar amounts) to approximate or be slightly lower than 2010 levels and continue to contribute to the reduction in the number of loans in PMI’s default inventory.

Claim Rate—PMI’s claim rate is influenced by many factors, including the performance of loan modification programs such as HAMP. We expect that a material percentage of loans in our default inventory will be successfully modified or become current, and our claim rate estimation process takes into consideration this expectation. See Item 1A. Risk Factors—Loan modification and other similar programs have materially reduced our loss reserve estimates, and because the benefits to PMI’s claim rate from such programs are difficult to quantify, if we overestimate the number of loans which ultimately cure as a result of such programs, the loss reserves we establish may not be sufficient to cover our losses on existing delinquent loans, which could adversely affect our financial position.

Alt-A Loans—We define Alt-A loans as loans where the borrower’s FICO score is 620 or higher and the borrower requests and is given the option of providing reduced documentation verifying the borrower’s income, assets, deposit information or employment. Except for an immaterial number of commitments, we eliminated Alt-A loan eligibility in 2008. Risk-in-force from Alt-A loans represented 15.3% of PMI’s primary risk-in-force as of December 31, 2010 compared to 17.0% as of December 31, 2009. The default rate for Alt-A loans in PMI’s primary portfolio was 40.4% as of December 31, 2010.

Interest Only Loans—Interest only loans, also known as deferred amortization loans, have more exposure to declining home prices than traditional loans. We stopped insuring interest only loans as of February 2009. Interest only loans represented 9.8% of PMI’s primary risk-in-force as of December 31, 2010 compared to 10.9% as of December 31, 2009. The default rate for interest only loans was 40.9% as of December 31, 2010.

Above-97s—PMI has experienced higher than expected levels of delinquent mortgages with loan-to-value ratios (“LTVs”) exceeding 97%, which we refer to as “Above-97s”. We stopped insuring Above-97s prior to 2009. As of December 31, 2010, Above-97s represented 19.5% of PMI’s primary risk-in-force compared to 20.4% as of December 31, 2009. The default rate for Above-97s in PMI’s primary portfolio was 26.3% as of December 31, 2010.

The above risk characteristics are not mutually exclusive, and PMI’s portfolio may contain loans having one or more of such characteristics.

Geographic Factors—Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. PMI’s default rates in California and Florida continue to exceed PMI’s average default rate. The default rate from California was 29.5% as of December 31, 2010 compared to 36.7% as of December 31, 2009. The default rate from Florida was 40.6% as of December 31, 2010 compared to 41.1% as of December 31, 2009. As of December 31, 2010, Florida and California insured loans represented 9.6% and 7.4% of PMI’s primary risk-in-force, respectively. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

•

Modified Pool.    Prior to 2008, PMI wrote modified pool policies on pools of loans which feature aggregate stop-losses and per loan coverage liability caps. In some cases, the modified pool policies also include aggregate deductibles which must be reached before PMI would become liable to pay claims. PMI’s modified pool risk-in-force (net of loss reserves which reduce PMI’s risk layer upon accrual) was $0.3 billion as of December 31, 2010 compared to $0.8 billion as of December 31, 2009. During 2010,

MIC restructured certain modified pool policies resulting in MIC paying accelerated discounted claim payments to the counterparty and the elimination of risk-in-force under the policies. Our 2010 losses and LAE include the accelerated discounted claim payments.

Modified pool with deductibles risk-in-force (net of risk for which reserves have been established) was $84.9 million as of December 31, 2010 compared to $294.1 million as of December 31, 2009. We expect additional losses on this remaining risk-in-force in 2011, although not to maximum loss limits. We do not expect losses on our modified pool without deductibles contracts to reach our maximum loss limits for all book years. Modified pool without deductibles risk-in-force was $262.9 million as of December 31, 2010 compared to $478.3 million as of December 31, 2009.

•

Rescission Activity and Claim Denials.    PMI routinely investigates early payment default loans (loans that default prior to the thirteenth payment), or EPDs, and also investigates certain other non-EPD loans, for misrepresentation, negligent underwriting and eligibility for coverage. Based upon PMI’s investigations, industry data and other data, we believe that there were significantly higher levels of mortgage origination fraud and decreases in the quality of mortgage origination underwriting in 2006 and 2007 when compared to historical levels. As a result, PMI continues to review and investigate a substantial volume of insured loans.

PMI’s mortgage insurance policies, certain endorsements, and certain of its lender-paid mortgage insurance commitment agreements contain provisions giving PMI the right to unilaterally rescind coverage of an insured loan for breach of representations and warranties, material misrepresentation, negligent underwriting and/or ineligibility. PMI may also have rescission rights under general principles of contract law. Generally, PMI exercises its contractual rights following an investigation and upon establishing a reasonable belief that at loan origination there was a material misrepresentation by the originator or an agent of the originator, that the loan was negligently underwritten, or that the loan was not eligible for coverage under an approved loan program or set of underwriting guidelines. When PMI rescinds coverage, we notify the insured in writing, identify the bases for the rescission, summarize the evidence supporting the rescission decision and refund all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. The tables below show the aggregate risk of delinquent and non-delinquent loans rescinded by PMI in each quarter in 2010 and 2009:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Delinquent risk-in-force rescinded per quarter	$93.2	$85.3	$78.7	$109.2	$123.6	$148.4	$170.3	$200.6

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Non-delinquent risk-in-force rescinded per quarter	$2.4	$0.8	$0.3	$1.3	$4.8	$9.5	$66.3	$62.0

The number of loans on which coverage has been rescinded by PMI increased in 2009. Our inventory of files under review peaked in 2010 and, as a result, rescission levels are generally declining.

When PMI rescinds coverage of a loan, we remove it from our calculation of PMI’s risk-in-force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescissions of delinquent loans have materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the existing inventory of delinquent insured loans. Projected future rescissions are materially reducing our current loss reserve estimates, although to a lesser extent than in past periods. In the second quarter of 2010, we reduced our estimate of future rescissions as a result of a decline in rescission activity beyond our expectations. To the extent future rescission activity is lower than projected, we would increase loss reserves in future periods.

Upon receiving PMI’s notice of rescission with respect to a loan, the insured, either directly or through its servicer, may seek additional information as to our rescission and/or request reconsideration by challenging the bases of our decision to rescind coverage on specific loans (“loan-level challenge”). Although PMI’s policies do not contain provisions addressing reconsideration requests, we review the loan-level challenges we receive. PMI’s policies contain a three-year contractual limitations period (subject to applicable state law), commencing from the earlier of the date a claim is filed or the rescission date, after which an insured may be barred from filing a lawsuit, or seeking arbitration or other redress, for recovery of policy benefits. In some cases, insureds’ loan-level challenges include new or additional information and/or considerations. If we decide to reverse a rescission after consideration of a loan-level challenge, we reinstate coverage of the loan after receipt of the applicable premium (“reinstatement”). If we reinstate coverage of a loan that is delinquent at the time of reinstatement, regardless of its status at the time of the rescission, we reassume the risk and include the loan in our delinquent loan inventory. If, as a result of our review, we affirm our initial rescission, we inform the customer of our decision. If levels of reinstatements exceed our expectations, our financial condition and results of operations will be negatively impacted. We believe that insureds typically do not notify PMI in the event that they consider their loan-level challenge to be resolved. In some cases, insureds are also challenging our general rights to rescind coverage of all or any loans under the terms of PMI’s master policies (“general challenges”). These general challenges do not identify the specific loans believed to be at issue and may refer to broad categories of rescissions.

If we are not able to informally resolve a disagreement with an insured regarding a rescission of coverage, the insured may seek resolution of the disagreement by filing a lawsuit or requesting that PMI agree to an arbitration. PMI’s mortgage insurance policies contain arbitration clauses providing for binding arbitration upon mutual consent of the parties. See Item 8, Note 13. Commitments and Contingencies and Item 3. Legal Proceedings for a discussion of certain rescission related litigation in which PMI is currently involved. The table below shows, for each year in which the risk was written (“book year”), the aggregate delinquent and non-delinquent rescinded risk to date, net of reinstatements, and the aggregate risk amount of previously rescinded loans, net of reinstatements, which PMI believes may be subject to disagreement, either because PMI has received a loan-level challenge or because the loan is subject to pending litigation, arbitration or other dispute resolution process. As discussed above, because insureds generally do not notify PMI when they agree with our decisions to defend rescissions, an unknown portion of what we categorize as disputed rescinded risk may not actually be subject to disagreement.

	Primary and Pool* (by book year)
	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars in millions)
Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$211.9	$343.6	$867.4	$100.5	$1.2	$1,524.6

Rescinded Risk Disputed and Subsequently Re-Affirmed by PMI	$26.3	$45.7	$128.4	$17.2	$—	$217.6
Rescinded Risk Disputed and Currently Pending Investigation	2.7	22.4	78.9	8.4	0.1	112.5

Total Rescinded Risk Disputed (Net of Reinstatements)	$29.0	$68.1	$207.3	$25.6	$0.1	$330.1

Non-Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$58.7	$67.8	$365.2	$6.5	$0.6	$498.8

Rescinded Risk Disputed and Subsequently Re-Affirmed by PMI	$4.2	$7.2	$16.1	$1.3	$—	$28.8
Rescinded Risk Disputed and Currently Pending Investigation	0.2	7.1	31.6	0.1	—	39.0

Total Rescinded Risk Disputed (Net of Reinstatements)	$4.4	$14.3	$47.7	$1.4	$—	$67.8

*	Data excludes rescissions of pool risk subject to modified pool restructurings completed in 2009 and 2010.

Because insureds’ general challenges to PMI’s rescission rights do not identify specific rescinded loans, the total population of rescinded loans that may be subject to general challenges is uncertain. Accordingly, we are unable to quantify the aggregate risk amount of rescinded loans that may be subject to general challenges. As we have received general challenges from several larger customers, the aggregate risk relating to general challenges would be material if we are unable to satisfactorily resolve such challenges. Moreover, because our or other mortgage insurers’ contractual rescission rights have been subject to few judicial decisions, it is unclear whether a court would adopt the same interpretation of our contractual rescission rights as we do. Accordingly, there is a risk that we will not be successful in defending our contractual bases of rescission against challenges. If this were to happen, we would be required to reassume rescinded risk and re-establish loss reserves on delinquent loans, which would negatively impact our financial condition and results of operations. See Item 1A. Risk Factors—Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans.

In some cases, our servicing customers do not produce documents necessary to perfect a claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also includes claims denied or curtailed as a result of servicers’ failure to adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). PMI’s mortgage insurance policies require servicers to mitigate loss by adhering to customary servicing standards relating to the servicing of delinquent loans. PMI’s published Customary Servicing Standards Guide (the “Guide”) sets out customary delinquent loan servicing procedures, including default reporting, early delinquency intervention, and the pursuit of retention and liquidation workouts. The Guide is based on PMI’s mortgage insurance policies and industry standards, including the GSEs’ and Treasury’s servicing guidelines. A servicer-related claim denial may occur, for example, when a servicer fails to contact or makes insufficient contacts (as measured against customary standards) with a delinquent borrower to determine whether a loan modification or other workout options are feasible prior to foreclosure.

We consider our estimates of future claim denials in establishing our loss reserves. We increased our assumptions of future claim denials in 2010, which reduced our loss reserve estimates. see Critical Accounting Estimates—Reserves for Losses and LAE. If future claim denials are lower than expected, we would be required to increase our loss reserves. If our servicing customers ultimately produce documents we had previously requested or sufficiently demonstrate that they have satisfied their loss mitigation obligations, PMI will review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. There can be no assurance, however, that we will not significantly adjust our claim denial assumptions in the future. See Item 1A. Risk Factors—Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels. The table below shows the risk-in-force of claims denials (including primary and pool) in each quarter in 2010 and 2009:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Claims denials per quarter— delinquent risk-in-force	$179.0	$123.5	$108.7	$149.2	$93.4	$80.1	$184.8	$63.6

•

New Insurance Written (NIW).    In response to difficult economic and industry conditions and in order to preserve capital, we changed PMI’s underwriting guidelines and customer management strategies in 2008 and 2009, which had the effect of limiting PMI’s new business writings in 2009 and 2010. We are undertaking efforts to increase insurance writings. The table below shows PMI’s primary NIW in each quarter in 2009 and 2010:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
	(Dollars in millions)
Primary new insurance written	$2,214	$2,004	$1,567	$964	$969	$1,176	$2,001	$4,848

A smaller mortgage origination market and the significant growth in demand for mortgage insurance from the Federal Housing Authority (“FHA”) continue to negatively impact our ability to increase our NIW. FHA has substantially increased its mortgage insurance market share since early 2008. On October 4, 2010, FHA increased its mortgage insurance premiums. On February 14, 2011, FHA announced that it is increasing its annual mortgage insurance premium by a quarter of a percentage point on all 30- and 15-year loans. The premium change will go into effect on new loans insured by FHA on or after April 18, 2011. While there can be no assurance, these and any future premium increase by FHA could positively affect the demand for private mortgage insurance. As discussed in Item 1(D)(2). Business—U.S. Mortgage Insurance Operations—Competition, private mortgage insurers’ ability to compete with FHA has been negatively impacted by the GSEs’ risk-based pricing structures, which include additive loan level pricing adjustments (“LLPA”), based on the risk characteristics of the particular loan and paid up-front by the lender to the GSE at the time of the loan sale transaction. Both GSEs recently announced LLPA increases on all loans with loan-to-value ratios in excess of 70%, effective in April 2011. These future LLPA increases will negatively impact our ability to increase our NIW.

•

Captives.    As of December 31, 2010, 41.3% of PMI’s primary risk-in-force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk-in-force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of December 31, 2010, PMI ceded approximately $459.7 million of loss reserves primarily to captive reinsurers compared to $703.6 million as of December 31, 2009. We record these ceded loss reserves as reinsurance recoverables. The decrease in reinsurance recoverables is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. Reinsurance recoverables do not exceed assets in captive trust accounts which, as of December 31, 2010, totaled approximately $724.3 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will continue to decline through 2011.

•

Net Realized Investment Gains.    Consistent with our decision to reduce PMI’s investment in tax-advantaged securities, in 2010 we sold the majority of PMI’s tax-advantaged municipal bonds and realized significant investment gains. We do not expect to continue to realize significant gains as a result of the repositioning of our investment portfolio.

International Operations.    Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe.    In 2010, through contract commutations and terminations of certain CDS and other transactions, we decreased PMI Europe’s risk-in-force from $4.9 billion at December 31, 2009 to $0.7 billion at December 31, 2010. PMI Europe is not writing new business and, as a result, we expect its revenues to decline. As of December 31, 2010, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $104.9 million compared to $121.0 as of December 31, 2009. Total reserves associated with this portfolio were $16.4 million as of December 31, 2010. If the performance of these exposures deteriorates, PMI Europe will experience increased losses and increases to loss reserves. PMI Europe has posted collateral of $14.6 million on certain transactions as of December 31, 2010. Depending upon the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral.

•

PMI Canada.    We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk-in-force and obtain regulatory approvals. PMI Canada’s risk-in-force decreased from $49.9 million at December 31, 2009 to $22.3 million at December 31, 2010 due to continued runoff of the portfolio from scheduled maturities.

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

Corporate and Other.    Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments.    In 2010, our total revenues were reduced by $113.5 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in 2010. (See Item 8, Note 10. Fair Value Disclosures.)

•

Holding Company Liquidity.    Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables and interest payments from PMI, tax refunds and income from its investment portfolio. MIC did not pay dividends to The PMI Group in 2010, and we do not expect that MIC will be able to pay dividends in 2011. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $79.1 million at December 31, 2010. Our holding company has $49.8 million in principal amount of debt under its revolving credit facility, with a $50.0 million maximum amount allowed. See Liquidity and Capital Resources—Credit Facility.

Additional Conditions and Trends.    Factors potentially affecting the financial results of all of our segments include:

•

Deferred Tax Assets.    As of December 31, 2010, we had $670.2 million of deferred tax assets. Our valuation allowance on our deferred tax assets was $527.3 million. We expect to utilize the remaining net deferred tax assets of $142.9 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $670.2 million deferred tax assets. However, any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors—We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

•

Other-than-Temporary Impairment of Investments.    During 2010, we recorded a realized loss of $0.8 million primarily related to impairments of securities held in our U.S. and International investment portfolios. In future periods we may have additional impairments for equity or other securities if they meet the criteria for other-than-temporary impairment, which would negatively affect our capital and have an adverse effect on our results of operations and financial condition.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$577.4	$682.9	$744.6	(15.4)%	(8.3)%
Net investment income	78.2	119.2	138.7	(34.4)%	(14.1)%
Equity in losses from unconsolidated subsidiaries	(12.2)	(12.0)	(51.8)	1.7%	(76.8)%
Net realized investment gains (losses)	96.5	37.5	(139.5)	157.3%	(126.9)%
Change in fair value of certain debt instruments	(113.5)	16.5	123.6	—	(86.7)%
Other income (loss)	14.8	33.9	(1.2)	(56.3)%	—

Total revenues	641.2	878.0	814.4	(27.0)%	7.8%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses	1,253.7	1,722.9	1,857.7	(27.2)%	(7.3)%
Amortization of deferred policy acquisition costs	18.4	17.8	18.3	3.4%	(2.7)%
Other underwriting and operating expenses	119.8	155.6	218.6	(23.0)%	(28.8)%
Interest expense	48.6	43.0	41.0	13.0%	4.9%

Total losses and expenses	1,440.5	1,939.3	2,135.6	(25.7)%	(9.2)%

Loss from continuing operations before taxes	(799.3)	(1,061.3)	(1,321.2)	(24.7)%	(19.7)%
Income tax benefit from continuing operations	(26.3)	(407.3)	(434.0)	(93.5)%	(6.2)%

Loss from continuing operations	$(773.0)	$(654.0)	$(887.2)	18.2%	(26.3)%

Loss from discontinued operations, net of tax	—	(5.3)	(41.3)	(100.0)%	(87.2)%

Net loss	$(773.0)	$(659.3)	$(928.5)	17.2%	(29.0)%

Diluted loss from continuing operations per share	$(5.70)	$(7.94)	$(10.90)	(28.2)%	(27.2)%
Diluted loss from discontinued operations per share	—	(0.07)	(0.50)	(100.0)%	(86.0)%

Diluted net loss per share	$(5.70)	$(8.01)	$(11.40)	(28.8)%	(29.7)%

The decrease in premiums earned in 2010 compared to 2009 was driven by U.S. Mortgage Insurance Operations’ higher premium refunds and lower insurance in force due in part to low levels of NIW. The decrease in premiums earned in 2009 compared to 2008 was driven by U.S. Mortgage Insurance Operations’ decline in insurance in force, lower NIW and higher levels of rescissions of insurance previously written (which generate premium refunds). This decrease in premiums earned was partially offset by higher persistency in 2009 compared to 2008.

The decrease in net investment income in 2010 compared to 2009 was primarily due to a combination of lower average investment balances and lower average pre-tax book yields. Our consolidated pre-tax book yield was 2.4% and 3.4% as of December 31, 2010 and 2009, respectively. This decrease in our consolidated pre-tax book yield was primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. The decrease in net investment income in 2009 compared to 2008 was primarily due to a decrease in our pre-tax book yield.

Due to the impairment of our FGIC investment in the first quarter of 2008 and the sale of that investment in 2010, we did not recognize equity in earnings (losses) from FGIC in 2009 or 2010. Additionally, due to the impairment of our investment in RAM Re in 2008 and the sale of that investment in 2009, we did not recognize equity in earnings (losses) from RAM Re in 2009. The equity in losses in 2008 from RAM Re was $57.7 million.

Net realized investment gains in 2010 were driven by our sale of the majority of PMI’s tax-advantaged municipal bonds. Net realized investment gains in 2009 were driven primarily by sales of municipal bonds and partially offset by other-than-temporary impairments of certain preferred stocks in our U.S. portfolio. Net realized investment losses in 2008 were primarily due to impairments of preferred securities in our investment portfolio of $96.5 million and of our investment in FGIC of $88.0 million.

In 2010, our revenues decreased by $113.5 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads during the year. In 2009, we experienced net gains (representing a decline in fair value) of $16.5 million, due largely to the widening of credit spreads in the period. The changes in fair value of $123.6 million in 2008 were primarily due to changes in interest rates and increasing credit spreads associated with our senior debt.

The decrease in other income in 2010 compared to 2009 was due primarily to decreases in net gains on credit default swaps in Europe. The increase in other income in 2009 compared to 2008 was due primarily to an increase in net gains on credit default swaps in Europe.

High unemployment and continued weakness of the housing and mortgage markets drove our losses and LAE in the years presented. In 2010, losses and LAE included additions to reserves on defaults reported in the periods and to a lesser extent, additions to reserves as a result of re-estimations of future claim rates on U.S Mortgage Insurance Operations’ existing primary default inventory. The decrease in losses and LAE in 2010 compared to 2009 was primarily driven by lower levels of new notices of default and decreases in pool losses as a result of significant reductions in pool risk-in-force. The decrease in losses and LAE in 2009 compared to 2008 was primarily due to lower levels of loss reserve increases in 2009.

The decrease in other underwriting and operating expenses in 2010 compared to 2009 and 2008 was primarily due to the rationalization of our workforce associated with refocusing on our U.S. Mortgage Insurance Operations. Interest expense increased in 2010 as a result of our Convertible Notes offering in the second quarter of 2010. Interest expense increased in 2009 as a result of our draw down of $200 million on our line of credit in the second quarter of 2008.

The effective tax rates for continuing operations were 3.3% for 2010, 38.4% for 2009 and 32.8% for 2008, compared to the federal statutory rate of 35.0%. The primary driver for the change in effective tax rates and a decrease in tax benefit for 2010 was the $279.0 million increase in our deferred tax valuation allowance in 2010. As we reported a net loss for the year ended December 31, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased our 2009 effective tax rates above the federal statutory rate. In addition, adjustments made when filing our 2008 tax return further increased the effective tax rate in 2009.

Losses from discontinued operations for 2009 include adjustments to PMI Australia and PMI Asia primarily due to our utilization of foreign tax credits in our 2008 annual tax return. (Loss) income from discontinued operations for 2008 includes the financial results of PMI Australia, PMI Asia and PMI Guaranty.

Segment Results

The following table presents consolidated results for each of our segments:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(658.0)	$(655.9)	$(709.5)	0.3%	(7.6)%
International Operations	15.9	17.7	(87.0)	(10.2)%	(120.3)%
Corporate and Other	(130.9)	(15.8)	(90.6)	—	(82.6)%

Loss from continuing operations*	$(773.0)	$(654.0)	$(887.2)	18.2%	(26.3)%

International Operations	—	(5.3)	(17.2)	(100.0)%	(69.2)%
Corporate and Other	—	—	(24.1)	—	(100.0)%

Loss from discontinued operations	$—	$(5.3)	$(41.3)	(100.0)%	(87.2)%

Net loss*	$(773.0)	$(659.3)	$(928.5)	17.2%	(29.0)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in losses from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
Net premiums written	$569.9	$651.5	$709.1	(12.5)%	(8.1)%

Premiums earned	$570.4	$672.0	$730.6	(15.1)%	(8.0)%
Net investment income	73.8	110.7	115.2	(33.3)%	(3.9)%
Equity in (losses) earnings from unconsolidated subsidiaries	(17.4)	(11.5)	6.5	51.3%	—
Net realized investment gains (losses)	95.3	40.2	(47.6)	137.1%	(184.5)%
Other income (loss)	6.5	—	(0.3)	—	—

Total revenues	728.6	811.4	804.4	(10.2)%	0.9%

Losses and LAE	1,256.8	1,706.8	1,794.2	(26.4)%	(4.9)%
Underwriting and operating expenses	125.8	143.1	139.1	(12.1)%	2.9%
Interest expense	8.6	—	—	—	—

Total losses and expenses	1,391.2	1,849.9	1,933.3	(24.8)%	(4.3)%

Loss before income taxes	(662.6)	(1,038.5)	(1,128.9)	(36.2)%	(8.0)%
Income tax benefit	(4.6)	(382.6)	(419.4)	(98.8)%	(8.8)%

Net loss	$(658.0)	$(655.9)	$(709.5)	0.3%	(7.6)%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums. The components of PMI’s net premiums written and premiums earned are as follows:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
Direct premiums written, net of refunds	$694.6	$805.3	$889.3	(13.7)%	(9.4)%
Ceded premiums, net of assumed	(124.7)	(153.8)	(180.2)	(18.9)%	(14.7)%

Net premiums written	$569.9	$651.5	$709.1	(12.5)%	(8.1)%

Premiums earned	$570.4	$672.0	$730.6	(15.1)%	(8.0)%

The decrease in direct premiums written and premiums earned in 2010 compared to 2009 was driven by higher premium refunds and lower insurance in force due in part to lower levels of NIW. The decrease in direct premiums written and premiums earned in 2009 compared to 2008 was primarily due to declines in insurance in force and, to a lesser extent, lower NIW in 2009. The decreases in ceded premiums in 2010 compared to 2009 and 2009 compared to 2008 were primarily due to XOL captives placed in runoff effective January 1, 2009. As of December 31, 2010, 41.3% of PMI’s primary risk-in-force was subject to captive reinsurance agreements compared to 46.9% as of December 31, 2009. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations—Captives.

Net investment income—Net investment income decreased in 2010 primarily due to a combination of lower average investment balances and lower average pre-tax book yields. The average pre-tax book yield in 2010 was lower than 2009 primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which generally have higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. Part of the proceeds is currently invested in lower yield money market funds pending reinvestment in longer maturity taxable securities. Net investment income decreased in 2009, primarily due to a decline in PMI’s average pre-tax book yield, offset by an increase in average holdings of fixed income securities and cash and cash equivalents. The average pre-tax book yield in 2009 was lower than 2008 primarily due to a higher allocation of cash and cash equivalent investments and a lower allocation of preferred stocks.

Equity in earnings (losses) from unconsolidated subsidiaries—Equity in losses from unconsolidated subsidiaries (CMG MI) were $17.4 million in 2010 and $11.5 million in 2009 compared to equity in earnings of $6.5 million in 2008. Equity in losses from CMG MI in 2010 and 2009 were primarily the result of continued elevated losses and LAE due to high unemployment and continued weakening of the housing and mortgage markets.

Net realized investment gains—Net realized investment gains in 2010 were driven primarily by sales of municipal bonds and preferred securities, due to our decision to reduce PMI’s investment in tax-advantaged and equity securities. Net realized investment gains in 2009 were driven primarily by sales of municipal bonds, partially offset by our impairment of certain preferred stocks. Net realized investment losses in 2008 were primarily due to the impairment of preferred securities of $96.5 million, partially offset by gains on the sale of common stock in PMI’s investment portfolio.

Losses and LAE—PMI’s total losses and LAE incurred includes net changes in the period to loss reserves on PMI’s delinquent loan inventories. Total losses and LAE also includes expenses related to default, loss mitigation and claim processing. Because losses and LAE includes changes to loss reserves, it incorporates our best estimate of PMI’s future claim payments and costs relating to PMI’s existing inventories of delinquent loans. PMI’s losses and LAE are shown in the following table.

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
Losses incurred- primary	$1,068.7	$1,032.7	$1,489.5	3.5%	(30.7)%
Losses incurred- pool	140.0	618.6	233.9	(77.4)%	164.5%
LAE and other	48.1	55.5	93.7	(13.3)%	(40.8)%

Total losses and LAE incurred	$1,256.8	$1,706.8	$1,817.1	(26.4)%	(6.1)%

New primary notices of default	121,244	160,508	163,701	(24.5)%	(2.0)%

For a discussion of PMI’s losses and LAE, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Losses and LAE, above. The increase in primary losses incurred in 2010 was driven by adverse development on prior period notices of default due to claim rate increases during the period, partially offset by lower new notices of default. The decrease in pool losses incurred in 2010 was driven by the operation of contractual stop loss limits and modified pool contract restructurings. As of December 31, 2010, we ceded $459.7 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of December 31, 2010, assets in captive trust accounts held for the benefit of PMI totaled approximately $724.3 million, before quarterly net settlements. See Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations – Captives.

Claims paid—PMI’s claims paid including LAE is presented below:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions, except claim size)
Total primary claims paid	$1,006.0	$704.8	$725.3	42.7%	(2.8)%
Total pool and other	242.1	619.2	54.6	(60.9)%	—
Loss adjustment expenses	56.5	48.3	34.1	17.0%	41.6%

Total claims paid including LAE	$1,304.6	$1,372.3	$814.0	(4.9)%	68.6%

Number of primary claims paid (1)	31,869	19,433	17,466	64.0%	11.3%
Average primary claim size (in thousands)	$32.0	$36.4	$43.5	(12.1)%	(16.3)%

(1)	Amount includes claims denials.

Higher totals and numbers of primary claims paid in 2010 were driven by PMI’s aging delinquent loan inventory, which was, in turn, driven by home price deterioration and high unemployment. The decrease in total primary claims paid in 2009 compared to 2008 was primarily due to an increase in claim denials, partially offset by an increase in the number of primary claims paid. PMI’s total pool claims paid in 2010 and 2009 were primarily the result of discounted accelerated claim payments PMI made in connection with the restructuring of a significant number of modified pool contracts in the periods. The total pool claims paid in 2008 did not reflect accelerated claim payments associated with the restructuring of certain modified pool contracts. The decreases in PMI’s average primary claim size in 2010 and 2009 were driven primarily by higher incidences of claim denials, which represent zero dollar claim payments.

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

PMI’s primary delinquent roll forward is presented in the tables below.

				Percentage Change
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Number of policies
Beginning delinquent inventory, January 1	150,925	109,580	63,197	37.7%	73.4%
Plus: New notices	121,244	160,508	163,701	(24.5)%	(2.0)%
Less: Cures	(107,807)	(91,962)	(93,356)	17.2%	(1.5)%
Less: Claims paid (1)	(31,869)	(19,433)	(17,466)	64.0%	11.3%
Less: Rescissions	(5,015)	(7,768)	(6,496)	(35.4)%	19.6%

Ending delinquent inventory, December 31	127,478	150,925	109,580	(15.5)%	37.7%

(1)	Claims paid are net of claim reversals, reinstatements, and claim denials.

PMI’s primary default data are presented in the table below.

				Percentage Change/ Variance
	As of December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008
Flow channel
Loans in default	104,303	122,365	86,060	(14.8)%		42.2%
Policies in force	547,505	606,240	662,199	(9.7)%		(8.5)%
Default rate	19.05%	20.18%	13.00%	(1.13	) pps	7.18 pps

Structured channel
Loans in default	23,175	28,560	23,520	(18.9)%		21.4%
Policies in force	81,649	99,177	113,642	(17.7)%		(12.7)%
Default rate	28.38%	28.80%	20.70%	(0.42	) pps	8.10 pps

Total primary
Loans in default	127,478	150,925	109,580	(15.5)%		37.7%
Policies in force	629,154	705,417	775,841	(10.8)%		(9.1)%
Default rate	20.26%	21.40%	14.12%	(1.14	) pps	7.28 pps

PMI’s modified pool default data are presented in the table below.

				Percentage Change/ Variance
	As of December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Modified pool with deductible
Loans in default	3,981	35,661	36,477	(88.8)%	(2.2)%
Policies in force	32,938	129,472	210,150	(74.6)%	(38.4)%
Default rate	12.09%	27.54%	17.36%	(15.45) pps	10.18 pps

Modified pool without deductible
Loans in default	7,553	10,363	10,122	(27.1)%	2.4%
Policies in force	35,122	48,628	55,438	(27.8)%	(12.3)%
Default rate	21.51%	21.31%	18.26%	0.20 pps	3.05 pps

Total modified pool
Loans in default	11,534	46,024	46,600	(74.9)%	(1.2)%
Policies in force	68,060	178,100	265,588	(61.8)%	(32.9)%
Default rate	16.95%	25.84%	17.55%	(8.89) pps	8.29 pps

The changes in PMI’s primary and modified pool default inventories in 2010 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations—Defaults and Modified Pool, above.

Total underwriting and operating expenses—PMI’s total underwriting and operating expenses are as follows:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$18.4	$15.2	$15.6	21.1%	(2.6)%
Other underwriting and operating expenses	107.4	127.9	123.5	(16.0)%	3.6%

Total underwriting and operating expenses	$125.8	$143.1	$139.1	(12.1)%	2.9%

Policy acquisition costs incurred and deferred	$23.5	$24.2	$37.4	(2.9)%	(35.3)%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. PMI’s deferred policy acquisition cost asset was $46.4 million as of December 31, 2010 compared to $41.3 million as of December 31, 2009 and $32.3 million as of December 31, 2008.

Other underwriting and operating expenses generally consist of costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in 2010 compared to 2009 primarily due to the rationalization of our workforce associated with refocusing on our U.S. Mortgage Insurance Operations in 2009.

Interest expense—The increase in interest expense in 2010 compared to 2009 was due to interest from the surplus notes issued by MIC to The PMI Group upon completion of the sale of convertible senior notes in the second quarter of 2010. The surplus notes have a principal balance of $285 million and pay interest at 4.50%.

Income taxes—U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. The driver of tax expense recorded in our U.S. Mortgage Insurance Operations segment was the $244.0 million increase in our deferred tax valuation allowance during 2010. See Additional Conditions and Trends—Deferred Tax Assets, above. U.S. Mortgage Insurance Operations had an effective tax rate of 0.7% in 2010 as a result of the tax expense combined with minor benefits from tax exempt interest and dividends.

Ratios—PMI’s loss, expense and combined ratios are shown below.

				Variance
	As of December 31,			2010 vs. 2009	2009 vs. 2008
	2010	2009	2008
Loss ratio	220.3%	254.0%	245.6%	(33.7) pps	8.4 pps
Expense ratio	22.1%	22.0%	19.6%	0.1 pps	2.4 pps

Combined ratio	242.4%	276.0%	265.2%	(33.6) pps	10.8 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in 2010 compared to 2009 as a result of lower losses and LAE. The loss ratio increased in 2009 compared to 2008 as a result of continued elevated levels of losses and LAE combined with lower premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in 2010 compared to 2009 was primarily due to decreases in net premiums written which were in excess of the reduction in total underwriting and operating expenses. The increase in PMI’s expense ratio in 2009 compared to 2008 was primarily due to a decrease in net premiums written and an increase in deferred compensation related expenses due to fewer costs being allocated to the holding company beginning in January of 2009.

Primary NIW—The components of PMI’s primary NIW are as follows:

				Percent Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Primary NIW:	(Dollar in millions)
Flow channel	$6,749	$8,993	$22,197	(25.0)%	(59.5)%
Structured finance channel	—	1	442	(100.0)%	(99.8)%

Total primary NIW	$6,749	$8,994	$22,639	(25.0)%	(60.3)%

For a discussion of NIW, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—NIW, above.

Insurance and risk-in-force—PMI’s primary insurance in force and primary and pool risk-in-force are shown in the table below.

				Percentage Change/ Variance
	As of December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008
	(Dollars in millions)
Primary insurance in force	$101,710	$113,694	$124,265	(10.5)%		(8.5)%
Primary risk in force	24,856	27,794	30,605	(10.6)%		(9.2)%
Pool risk in force*	606	1,073	2,722	(43.5)%		(60.6)%
Policy cancellations—primary (year-to-date)	18,734	19,565	21,997	(4.2)%		(11.1)%
Persistency—primary	83.5%	84.3%	82.2%	(0.8)	pps	2.1	pps

*	Includes modified pool and other pool risk-in-force.

Primary insurance in force and risk-in-force decreased in 2010 and 2009 as a result of policy terminations exceeding NIW. See Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—NIW, above.

Modified pool risk-in-force as of December 31, 2010 was $0.3 billion compared to $0.8 billion and $2.0 billion as of December 31, 2009 and December 31, 2008, respectively. The decrease in modified pool risk-in-force in 2010 was primarily driven by the operation of contractual stop loss limits and modified pool contract restructurings.

The table below sets forth the percentage of PMI’s primary risk-in-force as of December 31, 2010 and 2009 in the ten states with the highest risk-in-force as of December 31, 2010 in PMI’s primary portfolio and the reserve for losses and LAE associated with delinquent risk-in-force in those states. The geographic mix of our delinquent loan inventory is one of many factors we consider when estimating loss reserves. As we do not determine loss reserves based on a geographic location, the table below reflects an allocation of loss reserves based on such information. For a discussion of our loss reserve estimation process, see Critical Accounting Estimates—Reserves for Losses and LAE.

	As of December 31, 2010			As of December 31, 2009
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
	(Dollars in thousands)			(Dollars in thousands)
Florida	9.6%	$558,437	19.6%	10.1%	$602,084	19.2%
Texas	8.0%	98,945	3.5%	7.5%	105,239	3.4%
California	7.4%	305,147	10.7%	7.7%	386,989	12.3%
Illinois	5.2%	165,352	5.8%	5.2%	160,224	5.1%
Georgia	4.6%	111,082	3.9%	4.7%	125,159	4.0%
New York	4.1%	116,537	4.1%	4.0%	100,755	3.2%
Ohio	4.0%	68,714	2.4%	3.9%	69,119	2.2%
Pennsylvania	3.5%	56,359	2.0%	3.4%	53,384	1.7%
New Jersey	3.3%	106,886	3.8%	3.3%	96,670	3.1%
Washington	3.3%	72,048	2.5%	3.2%	62,852	2.0%

Total		$1,659,507	58.3%		$1,762,475	56.2%

Credit and portfolio characteristics—In 2010, PMI did not write new insurance on less-than-A quality loans, Alt-A loans, Above-97s, interest only loans or payment option ARM loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) was insignificant in 2010.

The table below presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as a percentage of primary risk-in-force and the associated reserve for losses and loss adjustment expenses associated with delinquent risk-in-force for each loan type. Loan and risk characteristics within PMI’s delinquent loan inventory are two of many factors we consider when estimating loss reserves. As we do not establish loss reserves based on these factors, the loss reserve amounts set out below have been allocated based on total delinquencies and also on the number of delinquencies associated with each risk characteristic.

	As of December 31, 2010			As of December 31, 2009
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
Loan Type*:	(Dollars in thousands)			(Dollars in thousands)
Less-than-A Quality loans (FICO scores below 620)	6.5%	$281,806	9.9%	6.8%	$307,164	9.8%
Less-than-A Quality loans with FICO scores below 575**	1.7%	84,816	3.0%	1.7%	93,512	3.0%
Alt-A loans	15.3%	872,683	30.7%	17.0%	1,058,757	33.7%
ARMs (excluding 2/28 Hybrid ARMs)	6.7%	388,197	13.6%	7.5%	461,275	14.7%
2/28 Hybrid ARMs***	1.4%	118,181	4.2%	1.8%	147,978	4.7%
Above-97s (Above 97% LTV’s)	19.5%	645,485	22.7%	20.4%	722,564	23.0%
Interest Only	9.8%	494,358	17.4%	10.9%	601,566	19.2%
Payment Option ARMs	2.6%	$184,665	6.5%	3.1%	$227,403	7.2%

*	Loan types are not mutually exclusive as certain loans may be included in one or more of the above loan categories. The total reserve for losses and loss adjustment expenses associated with all loan types listed above was $2.7 billion and $2.9 billion for the periods ended December 31, 2010 and December 31, 2009 respectively. Total reserves for losses and loss adjustment expenses for the U.S. Mortgage Insurance Operations’ segment were $2.8 billion and $3.1 billion for the periods ended December 31, 2010 and December 31, 2009, respectively.
**	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
***	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two-year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(USD in millions)
PMI Europe	$17.2	$19.8	$(80.3)	(13.1)%	(124.7)%
PMI Canada	(1.3)	(2.1)	(6.7)	(38.1)%	(68.7)%

Income (loss) from continuing operations	15.9	17.7	(87.0)	(10.2)%	(120.3)%

Loss from discontinued operations	—	(5.3)	(17.2)	(100.0)%	(69.2)%

Net income (loss)	$15.9	$12.4	$(104.2)	28.2%	(111.9)%

PMI Europe

The table below sets forth the financial results of PMI Europe:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(USD in millions)
Net premiums written	$1.4	$(7.3)	$15.9	(119.2)%	(145.9)%

Premiums earned	$6.2	$10.3	$13.5	(39.8)%	(23.7)%
Net gains (losses) from credit default swaps	8.3	31.6	(11.3)	(73.7)%	—
Net investment income	3.4	4.9	10.4	(30.6)%	(52.9)%
Net realized gains (losses)	1.4	(1.7)	(4.2)	(182.4)%	(59.5)%

Total revenues	19.3	45.1	8.4	(57.2)%	—

Losses and LAE	(4.3)	14.1	63.2	(130.5)%	(77.7)%
Other underwriting and operating expenses	4.5	12.4	28.8	(63.7)%	(56.9)%

Total losses and expenses	0.2	26.5	92.0	(99.2)%	(71.2)%

Income (loss) before taxes	19.1	18.6	(83.6)	2.7%	(122.2)%
Income tax expense (benefit)	1.9	(1.2)	(3.3)	—	(63.6)%

Net income (loss)	$17.2	$19.8	$(80.3)	(13.1)%	(124.7)%

The average USD/Euro currency exchange rate was 1.3266 in 2010, 1.3949 in 2009 and 1.4712 in 2008. The changes in the average USD/Euro currency exchange rates negatively impacted PMI Europe’s financial results by $0.9 million in 2010 and $1.1 million in 2009.

Premiums written and earned—Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums written were negative in 2009 due to commutations that resulted in reversals of premiums written. Net premiums earned decreased in 2010 and 2009 due to the decision in 2008 to cease writing new business in Europe and the policy commutations. As PMI Europe’s insurance in force ages, premiums earned will continue to decline.

Net gains from credit default swaps—As of December 31, 2010, PMI Europe was a party to two credit default swap (“CDS”) contracts classified as derivatives, compared to seven transactions as of December 31, 2009. Net gains in 2010 from CDS contracts were driven by changes in the fair value of derivative contracts during the year, resulting from income earned and the reversal of unrealized losses as the contracts age together with gains achieved on the agreed early termination of a number of contracts. Net gains in 2009 were primarily due to changes in the fair value of the derivative contracts and the negotiated termination of contracts. Net losses during 2008 were primarily due to the widening of credit spreads during the period.

Net investment income—PMI Europe’s net investment income consists primarily of interest income from cash and short-term investments and foreign exchange gains or losses arising from the revaluation of short-term monetary assets. The decrease in net investment income in 2010 compared to 2009 was primarily due to foreign currency remeasurement losses. The pre-tax book yields were 2.6% and 2.7% as of December 31, 2010 and 2009, respectively. The decrease in net investment income in 2009 compared to 2008 was primarily due to lower interest rates and a higher concentration of cash and cash equivalents in our investment portfolio and the reduction in the value of the investment portfolio due to cash outflows arising primarily from terminations and claim payments.

Losses and LAE—PMI Europe’s 2010 losses and LAE of $(4.3) million includes reductions in loss reserves related to PMI Europe’s reinsurance contracts of $1.1 million and in the premium deficiency reserve of $2.1 million on PMI Europe’s primary portfolio. The reduction in the premium deficiency reserve is the result of lower estimated lifetime losses on the primary portfolio. Improvement in losses and LAE in 2010 were primarily driven by reserve decreases related to Italian and German portfolios. The reduction in the Italian reserves was primarily driven by the negotiated termination of the largest Italian portfolio. Losses and LAE in 2009 were primarily driven by reserve increases relating to new defaults in PMI Europe’s Italian mortgage insurance portfolio and U.S. sub-prime reinsurance portfolio. Losses and LAE in 2008 were primarily driven by increases in reserves relating to PMI Europe’s reinsurance of U.S. sub-prime exposures.

Underwriting and operating expenses—PMI Europe’s underwriting and operating expenses decreased in 2010 compared to 2009 due to the cessation of new business writings. The decrease in underwriting and operating expenses in 2009 compared to 2008 was due to the cessation of new business writings, partially offset by $1.2 million of deferred acquisition costs impairment associated with recording a premium deficiency reserve.

Income taxes—In 2010, we increased our valuation allowance related to certain tax assets we expect to utilize in PMI Europe, thereby generating a tax expense of $1.9 million. In addition, PMI Europe’s tax expense was higher in 2010 due to a reversal in 2009 of our policy to permanently reinvest foreign earnings which increased deferred tax assets in the subsidiaries.

Risk-in-force—PMI Europe’s risk in force was $0.7 billion as of December 31, 2010, compared to $4.9 billion as of December 31, 2009 and $7.4 billion at December 31, 2008. The decrease in 2010 compared to December 31, 2009 was primarily due to a counterparty exercising call options with respect to four CDS transactions, negotiated terminations of other transactions, and foreign currency translation effects. The decrease in 2009 was primarily due to terminations of CDS and reinsurance transactions.

PMI Canada

The table below sets forth the financial results of PMI Canada. PMI Canada is not writing new business.

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(USD in millions)
Total revenues (expenses)	$0.7	$(0.3)	$7.4	—	(104.1)%

Losses and LAE	1.2	1.9	0.3	(36.8)%	—
Underwriting and operating expenses	0.8	1.4	13.8	(42.9)%	(89.9)%

Total losses and expenses	2.0	3.3	14.1	(39.4)%	(76.6)%

Loss before taxes	(1.3)	(3.6)	(6.7)	(63.9)%	(46.3)%
Income tax benefit	—	(1.5)	—	(100.0)%	—

Net loss	$(1.3)	$(2.1)	$(6.7)	(38.1)%	(68.7)%

Total revenues increased in 2010 compared to 2009 primarily due to an increase in investment income. Total revenues decreased in 2009 compared to 2008 primarily due to foreign currency remeasurement losses as a result of the weakening of the U.S. dollar.

Discontinued Operations

During the third quarter of 2008, we reported PMI Australia and PMI Asia as discontinued operations. A summary of the composition of operating results included in discontinued operations is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
PMI Australia	$—	$51,114
PMI Asia	—	10,435

Income from discontinued operations	$—	$61,549
Loss from sale of discontinued operations, net of taxes	(5,335)	(78,749)

Total loss from discontinued operations	$(5,335)	$(17,200)

Summarized below are the overall operating components for each entity.

The following table represents PMI Australia’s results of operations, recorded as discontinued operations for the periods presented:

	2009	2008
	(Dollars in thousands)
Premiums earned	$—	$151,018
Net investment income	—	68,178
Other loss	—	(28,391)

Total revenues	—	190,805
Losses and loss adjustment expenses	—	73,296
Other underwriting and operating expenses	—	44,105

Income before income taxes from discontinued operations	—	73,404
Income tax expense	—	22,290

Income from discontinued operations	$—	$51,114

Loss on sale of PMI Australia before income tax	—	(25,389)
Income tax expense	6,594	39,178

Loss on sale of PMI Australia	$(6,594)	$(64,567)

In the third quarter of 2009, we recorded tax expense of $6.6 million due to a refinement to foreign tax credits related to the sale of PMI Australia, in connection with the filing of our 2008 annual tax return.

The following table represents PMI Asia’s results of operations, recorded as discontinued operations for the periods presented:

	2009	2008
	(Dollars in thousands)
Total revenues	$—	$15,147
Losses and loss adjustment expenses	—	23
Other underwriting and operating expenses	—	3,316

Income before income taxes from discontinued operations	—	11,808
Income taxes	—	1,373

Income from discontinued operations	$—	$10,435

Loss on sale of PMI Asia before income tax	(23)	(10,000)
Income tax (benefit) expense	(1,282)	4,182

Gain (loss) on sale of PMI Asia	$1,259	$(14,182)

In the third quarter of 2009, we recorded a tax benefit of $1.3 million. The benefit was due to a refinement of the tax estimate associated with the sale of PMI Asia in connection with the filing of our 2008 tax return.

Corporate and Other

Effective December 31, 2009, we combined our “Financial Guaranty” and “Corporate and Other” segments for all periods presented. The results of our Corporate and Other segment include net investment income, interest expense, equity in earnings (losses) from our former investments in RAM Re and FGIC, and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

				Percentage Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
	(Dollars in millions)
Net investment income	$0.5	$3.4	$10.3	(85.3)%	(67.0)%
Equity in earnings (losses) from unconsolidated subsidiaries	5.2	(0.6)	(58.3)	—	(99.0)%
Net realized investment gains (losses)	0.3	—	(1.0)	—	(100.0)%
Impairment of unconsolidated subsidiaries	—	—	(90.9)	—	(100.0)%
Change in fair value of certain debt instruments	(113.5)	16.5	123.6	—	(86.7)%
Other income	—	2.4	10.5	(100.0)%	(77.1)%

Total (expenses) revenues	(107.5)	21.7	(5.8)	—	—

Share-based compensation expense	3.3	4.1	10.1	(19.5)%	(59.4)%
Other operating expenses	3.7	12.5	45.2	(70.4)%	(72.3)%

Total other operating expenses	7.0	16.6	55.3	(57.8)%	(70.0)%
Interest expense	40.0	43.0	40.8	(7.0)%	5.4%

Total expenses	47.0	59.6	96.1	(21.1)%	(38.0)%
Net loss before income taxes	(154.5)	(37.9)	(101.9)	—	(62.8)%
Income tax benefit	(23.6)	(22.1)	(11.3)	6.8%	95.6%

Loss from continuing operations	(130.9)	(15.8)	(90.6)	—	(82.6)%
Loss from discontinued operations, net of taxes	—	—	(24.1)	—	(100.0)%

Net loss	$(130.9)	$(15.8)	$(114.7)	—	(86.2)%

Net investment income—Net investment income decreased in 2010 and 2009 primarily due to declines in investable assets at the holding company and in our investment book yield.

Equity in earnings (losses) from unconsolidated subsidiaries—Equity in earnings from unconsolidated subsidiaries in 2010 were driven by limited partnership earnings. Equity in losses from unconsolidated subsidiaries in 2009 were driven by limited partnership losses. Equity in losses in 2008 for RAM Re were $57.7 million.

Net realized investment gains (losses)—Net realized investment gains in 2010 were due primarily to the sale of equity securities. Net realized investment losses in 2008 were due primarily to the impairment of equity securities.

Impairment of unconsolidated subsidiaries—Impairment of unconsolidated subsidiaries in 2008 consisted of our $88.0 million impairment of our investment in FGIC and our $2.9 million impairment of our investment in RAM Re.

Change in fair value of certain debt instruments—Fluctuations in our credit spreads drove the changes in fair value of our debt. In 2010, our total revenues were reduced by $113.5 million as a result of the increase in the fair value of our debt. This increase in fair value was due largely to the narrowing of credit spreads in the period. We experienced net gains (representing a decline in fair value) of $16.5 million and $123.6 million, due largely to the widening of credit spreads in 2009 and 2008, respectively.

Other income—In 2009 and 2008, we recorded other income for contract underwriting services provided prior to discontinuing those services in the second quarter of 2009.

Share-based compensation expense—The sequential decreases in share-based compensation expense in 2010 and 2009 were primarily due to decreases in the number of stock units and options granted in 2010 and 2009 and the corresponding decrease in the fair value of share-based compensation.

Other operating expenses—Other operating expenses decreased in 2010 compared to 2009 primarily due to the cessation of contract underwriting services. Other operating expenses decreased in 2009 compared to 2008 primarily due to our change in expense allocation beginning on January 1, 2009 in response to changing the focus of our business to our U.S. Mortgage Insurance Operations, following the sale of our Australian and Asian operations in 2008.

Interest expense—Interest expense decreased in 2010 as a result of paying down our line of credit from $200 million to $124.8 million in 2009 and from $124.8 million to $49.8 million in 2010. This decrease was partially offset by interest expense on our Convertible Notes issued in the second quarter of 2010. Interest expense increased in 2009 as a result of our draw down of $200 million on our line of credit in the second quarter of 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity—The PMI Group is a holding company and conducts its business operations through various subsidiaries. The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing agreements and regularly scheduled interest payments by MIC on the Surplus Notes, described below. We received a $45.7 million tax refund in 2011. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 or 2010 and we do not expect that MIC will pay any dividends in 2011.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments, dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $79.1 million at December 31, 2010 compared to $66.1 million at December 31, 2009. The increase in The PMI Group’s available funds was due to our concurrent public offerings of common stock and convertible debt in the second quarter of 2010. We believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011.

Convertible Senior Notes due 2020—In the second quarter of 2010, we completed a concurrent public offering of equity and debt, including the sale of $285 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (“Convertible Notes”) and received aggregate net proceeds of approximately $732 million. Of these aggregate net proceeds, The PMI Group contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”).

The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest, principal and redemptions with respect to the Convertible Notes or cash settlement of the Convertible Notes once such conversions exceed a specified level. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Department, which has issued a letter to PMI pre-approving regularly scheduled interest payments to The PMI Group on the Surplus Notes. The pre-approval may be rescinded by the Department at any time in its sole discretion.

Credit Facility

In the second quarter of 2010, The PMI Group used $75 million of the net proceeds from its concurrent common stock and Convertible Notes offerings to pay down our credit facility from $124.8 million to $49.8 million. The total maximum amount of the lenders’ commitments is $50.0 million. The credit facility matures on October 24, 2011 and shall be reduced by the amount of any payment we receive in connection with the QBE Note (see below).

The QBE Note

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through December 31, 2010, we do not currently expect that, as of December 31, 2010, ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended December 31, 2010 (as described below). The last such report that we received was for the period ended September 30, 2010. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy and other factors that are beyond our control and difficult to predict with any degree of certainty.

We pledged the QBE Note to the lenders under the credit facility. Under the terms of the credit facility, the size of the credit facility will be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the credit facility. Under these procedures, the value of the QBE Note is subject to reduction on account of losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the credit facility, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The credit facility requires that for purposes of determining the commitment under the credit facility, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended September 30, 2010) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the credit facility. See Item IA. Risk Factors—If the value of the contingent note we received in connection with our sale of PMI Australia is reduced, our financial condition could suffer.

Dividends to The PMI Group

MIC’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and our agreements with Fannie Mae and Freddie Mac relating to PMAC. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. We do not anticipate that MIC will pay any dividends to The PMI Group in 2011.

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

U.S. Mortgage Insurance Operations Liquidity—The principal uses of U.S. Mortgage Insurance Operations’ liquidity are the payment of operating expenses, claim payments, taxes, interest payments on the Surplus Notes, dividends to The PMI Group and the growth of its investment portfolio. The principal sources of U.S. Mortgage Insurance Operations’ liquidity are the investment portfolio, including cash and cash equivalents, written premiums, net investment income and capital contributed from its parent (TPG).

International Operations Liquidity—The principal uses of this segment’s liquidity are the payment of operating expenses, claim payments and taxes. The principal sources of this segment’s liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

There remains significant uncertainty as to the ultimate level and timing of PMI’s losses from its existing insurance portfolio. If PMI’s losses, or the timing of such losses, exceed our current projections in the future, MIC’s minimum policyholders’ position will likely decline below the minimum, and its risk-to-capital ratio likely increase above the maximum, levels necessary to meet applicable capital adequacy requirements. As of December 31, 2010, MIC’s excess minimum policyholders’ position was $184.3 million and risk-to-capital ratio was 19.9 to 1. Our future losses and MIC’s ability to meet capital adequacy requirements are affected by a variety of factors, many of which are difficult to predict and may be outside of our control.

These factors include, among others:

•	the performance of our U.S. mortgage insurance operations, which is affected by, among other things, the economy, default and claim rates and losses and LAE;

•	levels of new insurance written;

•	our ability to comply with capital adequacy requirements imposed by regulators or third parties;

•	GSEs’ and rating agencies’ requirements and determinations;

•

performance of our investment portfolio and the extent to which issuers of fixed-income securities that we own default on principal and interest payments or the extent to which we are required to impair portions of the portfolio as a result of deteriorating capital markets;

•	covenants and event of default triggers in our credit facility;

•	the performance of PMI Europe, which is affected by the U.S. and European mortgage markets; and

•	any requirements to provide capital under the PMI Europe or CMG MI capital support agreements (discussed under Capital Support Obligations below).

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $36 million as of December 31, 2010 (0.3% of original risk-in-force).

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, credit default swap obligations, operating lease obligations, capital lease obligations and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Cash payments related to our reserves for losses and LAE as of December 31, 2010 shown below are based upon management’s best estimate from historical experience as well as current economic conditions. These estimates could vary significantly based on, among other things, changes to claim rates and claim sizes. Minimum rental payments under non-cancelable operating leases and capital leases also are provided in the table below.

	Less Than 1 Year	1-3 Years	3-5 Years	5 Years or more	Total
	(Dollars in thousands)
Reserves for losses and LAE	$1,601,241	$1,081,260	$164,554	$22,710	$2,869,765
Debt obligations (1)	92,335	84,098	84,098	1,073,741	1,334,272
Credit default swaps (2)	(1,244)	(1,267)	(297)	(350)	(3,158)
Operating lease obligations	1,555	1,589	282	—	3,426
Capital lease obligations (3)	135	270	135	—	540
Purchase obligations	1,702	201	—	—	1,903

Total	$1,695,724	$1,166,151	$248,772	$1,096,101	$4,206,748

(1)	Includes $786,343 million of principal debt and $547,929 million of scheduled interest.
(2)	Expected cash flows related to CDS contracts are undiscounted; (inflows) represent net cash generated versus net cash outflows.
(3)	Includes amounts representing interest of $0.1 million.

Off-Balance Sheet Arrangements

Under certain circumstances, when we made an underwriting error in the course of providing contract underwriting services to a customer, we issued to the customer a loan indemnification. Such an indemnification is in lieu of paying a monetary remedy to the customer at the time the underwriting error was discovered and was usually issued on a loan by loan basis. While the terms of the indemnifications vary, each indemnification generally requires us to reimburse the customer for certain costs (excess of insurance recoverables) it incurs as a result of the borrower’s default on the loan in question. If the indemnified loan remains current, or is repaid or refinanced, we have no actual liability under the indemnification. As of December 31, 2010, we estimate that the total principal balance of indemnified loans was between approximately $17 million and $22 million. We believe a number of factors will cause our contingent liability with respect to these indemnifications to be significantly lower than this amount. These factors include the following: (i) we generally only indemnify performing loans; (ii) we expect only a portion of the indemnified loans to default; (iii) loans in default may not necessarily cause our customers to incur losses; and (iv) we expect a portion of these loans to be refinanced, or their indemnification coverage to expire. In 2009, we discontinued offering contract underwriting services; however, we still have liabilities under the existing loan indemnifications. In 2010 and 2009, we did not pay material amounts pursuant to loan indemnifications. These amounts are included in our expenses associated with contract underwriting remedies.

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

Certain of PMI Europe’s credit default swap contracts and reinsurance agreements contain collateral support provisions which, upon certain circumstances, including a downgrade of PMI Europe’s insurer financial strength ratings and/or deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. Any further downgrades will have no impact on the required collateral, as the current ratings are below all the ratings related triggers. The methodology for determining collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performances)

and/or negotiated amounts. PMI Europe posted collateral of $4.7 million on credit default swap transactions accounted for as derivatives and $9.9 million related to insurance and certain U.S. sub-prime related reinsurance transactions. PMI Europe may be required to post additional collateral on credit default swaps as a result of such factors as widening of credit spreads and/or deterioration in the performance of the underlying collateral referenced in such transactions and on reinsurance transactions due to continued loss development.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	2010	2009	2008
	(Dollars in thousands)
Fixed income securities	$71,180	$99,001	$103,770
Equity securities	8,161	15,085	21,583
Short-term investments, cash and cash equivalents and other	1,985	6,835	14,965

Investment income before expenses	81,326	120,921	140,318
Investment expenses	(3,174)	(1,755)	(1,941)

Net investment income	$78,152	$119,166	$138,377

The decrease in net investment income in 2010 compared to 2009 was primarily due to a combination of lower average investment balances and lower average pre-tax book yields. Our consolidated pre-tax book yield was 2.35%, 3.41% and 3.46% as of December 31, 2010, 2009 and 2008, respectively. The decline in our consolidated pre-tax book yield was primarily due to our decision to liquidate the majority of our tax-advantaged municipal bond and preferred stock securities which generally have higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	2010	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$85,889	$48,587	$30,585
Gross losses	(5,864)	(6,239)	(8,439)

Net gains	80,025	42,348	22,146
Equity securities:
Gross gains	17,040	13,691	24,092
Gross losses	(606)	(20,050)	(99,397)

Net gains (losses)	16,434	(6,359)	(75,305)
Short-term investments:
Gross gains	237	—	6,695
Gross losses	(190)	(1,745)	(1,878)

Net gains (losses)	47	(1,745)	4,817

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	—	(90,868)
Sale of unconsolidated subsidiary	10	3,227	—

Net gains (losses)	10	3,227	(90,868)

Net realized investment gains (losses) before income taxes	96,516	37,471	(139,210)
Income tax expense (benefit)	33,781	13,115	(48,724)

Total net realized investment gains (losses) after income taxes	$62,735	$24,356	$(90,486)

We realized significant investment gains in 2010 primarily from the sale of municipal bonds and preferred stocks. See Conditions and Trends Affecting our Business- U.S. Mortgage Insurance Operations—Net Realized Investment Gains. Net realized investment gains (losses) for 2010 include $0.8 million other-than-temporary impairments recorded in the fourth quarter of 2010 related to equity securities in our U.S. investment portfolio and foreign currency remeasurement in our Canadian investment portfolio. Net realized investment gains (losses) for 2009 resulted primarily from sales of municipal bonds offset by impairments and exchanges of preferred equity securities. Net realized investment gains (losses) for 2009 include other-than-temporary impairments recorded during the first quarter of 2009; upon adoption of Topic 320 on April 1, 2009, we recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. The net realized investment gains (losses) in 2008 include a $96.5 million loss related to our other-than-temporary impairment of preferred securities in our U.S. investment portfolio. Also included in net investment losses for 2008 were the $88.0 million and $2.9 million impairments of our investments in FGIC and RAM Re, respectively.

Unrealized Investment Gains and Losses

The changes in net unrealized (losses) gains, net of deferred taxes, consist of:

	2010	2009	2008
	(Dollars in thousands)
Fixed income securities	$(48,742)	$65,848	$(98,557)
Equity securities	(7,609)	26,515	(9,464)
Investments in unconsolidated subsidiaries	(924)	1,196	(17,721)
Short-term investments	(21)	—	—

Changes in unrealized investment (losses) gains, net of deferred taxes	$(57,296)	$93,559	$(125,742)

The changes in unrealized gains/losses in 2010 were primarily due to the effect of rising yields across the fixed income investment categories in the fourth quarter. The changes in unrealized gains/losses in 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the securities markets as well as other market driven factors. The changes in unrealized gains/losses in 2008 were primarily due to widening market spreads principally in the U.S. fixed income portfolio and the preferred securities. As interest rates, market and other economic conditions change, we expect the market value of the securities in our consolidated investment portfolio and of our unconsolidated equity investments to be affected.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of December 31, 2010 and December 31, 2009. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2010
U.S. Municipal bonds	$220,111	$—	$—	$220,111
Foreign governments	135,198	17,141	—	152,339
Corporate bonds	1,127,275	104,542	—	1,231,817
FDIC corporate bonds	169,169	11,601	—	180,770
U.S. governments	310,713	12,410	—	323,123
Asset-backed securities	220,872	—	—	220,872
Mortgage-backed securities	320,342	—	1,832	322,174

Total fixed income securities	2,503,680	145,694	1,832	2,651,206
Equity securities:
Common stocks	30,664	—	—	30,664
Preferred stocks	120,421	—	—	120,421

Total equity securities	151,085	—	—	151,085
Short-term investments	17,843	24	—	17,867

Total investments	$2,672,608	$145,718	$1,832	$2,820,158

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
U.S. Municipal bonds	$2,052,174	$—	$13,221	$2,065,395
Foreign governments	—	46,033	—	46,033
Corporate bonds	4,649	82,811	—	87,460
FDIC corporate bonds	131,666	7,742	—	139,408
U.S. government and agencies	3,981	7,013	146	11,140
Mortgage-backed securities	3,280	—	2,472	5,752

Total fixed income securities	2,195,750	143,599	15,839	2,355,188
Equity securities:
Common stocks	29,090	—	—	29,090
Preferred stocks	186,023	—	—	186,023

Total equity securities	215,113	—	—	215,113
Short-term investments	999	23	1,210	2,232

Total investments	$2,411,862	$143,622	$17,049	$2,572,533

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio increased to $2.8 billion as of December 31, 2010 from $2.6 billion as of December 31, 2009 primarily as a result of net taxable investments purchased during 2010 with the proceeds from capital raised in April 2010.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2010:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	51%	50%	100%	52%
AA	15%	12%	—	15%
A	27%	30%	—	26%
BBB	7%	8%	—	7%

Total	100%	100%	100%	100%

As of December 31, 2010, approximately $119.0 million, or 3.9% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include AMBAC, NPFG, FGIC, AGC, AGMC and others.

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of December 31, 2010, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	49%	50%	100%	51%
AA	16%	12%	—	15%
A	28%	30%	—	27%
BBB	7%	8%	—	7%

Total	100%	100%	100%	100%

The following table summarizes the pre-tax book yield of our consolidated investment portfolio by segment as of December 31, 2010, 2009 and 2008.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
2010	2.40%	2.51%	0.23%	2.35%
2009	3.53%	2.65%	0.98%	3.41%
2008	3.49%	3.31%	3.27%	3.46%

The decrease in the pre-tax book yield of U.S. Mortgage Insurance Operations, International Operations and Corporate and Other in 2010 was principally due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. The decrease in the pre-tax book yield of International Operations and Corporate and Other in 2009 was due to a higher allocation of cash and cash equivalent investments and a lower allocation of preferred stocks.

Debt and Equity Financing

As of December 31, 2010, our consolidated shareholders’ equity was $415.3 million. The fair value and carrying value of our long-term debt outstanding issued by The PMI Group at December 31 was as follows:

	December 31, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$215,158	$215,158	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	112,023	112,023	64,585
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	36,631	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	240,135	187,634	—

Total debt	$786,343	$653,697	$616,158	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at December 31, 2010 include accrued interest.

6.000% and 6.625% Senior Notes—In September 2006, The PMI Group issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders. In connection with the issuance of these Senior Notes, The PMI Group entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2010, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $6.4 million (pre-tax).

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

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group. As of February 1, 2007, we have the right to redeem the Junior Subordinated Debentures prior to their stated maturity at the option of the Company, in whole at any time or in part from time to time. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders.

In considering the initial adoption of the ASC Topic 825, we determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on our consolidated financial results. Therefore, we did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

4.50% Convertible Notes—In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value.

For a discussion of our revolving credit facility, see Liquidity and Capital Resources—Credit Facility, above.

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio (as defined in the agreement) at or below 23 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. MIC has a capital support agreement with PMI Canada. We believe it is unlikely that there is any remaining material support obligation under this agreement.

Cash Flows

With respect to our holding company, our principal sources of funds are cash flows generated by our subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. We believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) through 2011. The PMI Group currently has sufficient funds or other sources of liquidity to enable it to repay our credit facility if the obligation is required to be repaid prior to maturity.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $836.1 million in 2010 compared to consolidated cash flows used in operating activities of $540.1 million in 2009 and consolidated cash flows provided by operating activities of $277.2 million in 2008, respectively. Cash flows used in operations increased in 2010 compared to 2009 primarily due to continued elevated levels of claim payments from PMI along with a decrease in net premiums written due to the decline in insurance in force. The change in cash flows used in operating activities in 2009 compared to cash flows provided by operating activities in 2008 was primarily due to increases in claim payments, including accelerated claim payments in relation to the restructuring of certain modified pool policies, from PMI along with a decrease in net premiums written due to the decline in insurance in force. We expect cash flows from operating activities to be negatively affected throughout 2011 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums earned due to the continued decline of insurance in force, and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows used in investing activities in 2010, including purchases and sales of investments and capital expenditures, were $238.4 million compared to consolidated cash flows used in investing activities of $179.1 million in 2009 and consolidated cash flows provided by investing activities of $686.0 million in 2008, respectively. Cash flows used in investing activities increased in 2010 compared to 2009 due primarily to proceeds from sales and maturities of fixed income and equity securities being less than purchases of investment securities as funds from our capital raise were fully invested during the year. The change in cash flows used in investing activities in 2009 compared to cash flows provided by investing activities in 2008 was due primarily to increased purchases of fixed income securities. We expect to continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $658.1 million in 2010 compared to consolidated cash flows used in financing activities of $74.5 million in 2009 and cash flows provided by financing activities of $155.3 million in 2008, respectively. The change in cash flows provided by financing activities in 2010 compared to cash flows used in financing activities in 2009 was due primarily to the sale of additional common stock and the Convertible Notes in the second quarter of 2010. The change in cash flows used in financing activities in 2009 compared to cash flows provided by financing activities in 2008 was driven by our initial draw down of $200 million on our line of credit in 2008 and subsequent repayment of $75 million in 2009.

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

Determinations of ratings by the rating agencies are affected by a variety of factors, including macroeconomic conditions, economic conditions affecting the mortgage insurance industry, changes in business prospects, regulatory conditions, competition, underwriting and investment losses and the need for additional capital. There can be no assurance that our wholly-owned insurance subsidiaries or our holding company or its debt will not be downgraded in the future. If our wholly-owned insurance subsidiaries are downgraded by one or more rating agencies, our business could be adversely affected. If our holding company or its debt is downgraded by one or more rating agencies, we could face an increased challenge in securing external sources of financing.

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

Changes in loss reserves can materially affect our consolidated net income or loss. The process of estimating loss reserves requires us to forecast interest rate, employment and housing market environments, which are highly uncertain. Therefore, the process requires significant management judgment and estimation. The use of different estimates would have resulted in the establishment of different reserves. In addition, changes in the accounting estimates are likely to occur from period to period based on the economic conditions. We review the judgments made in our prior period estimation process and adjust our current assumptions as appropriate. While our assumptions are based in part upon historical data, the loss provisioning process is complex and subjective and, therefore, the ultimate liability may vary significantly from our estimates.

The following table shows the reasonable range of losses and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of December 31, 2010 and December 31, 2009 by segment and on a consolidated basis:

	As of December 31, 2010			As of December 31, 2009
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,335.0	$3,285.0	$2,846.6	$2,575.0	$3,775.0	$3,138.3
International Operations	17.2	33.1	23.2	26.3	46.1	40.1

Consolidated loss and LAE reserves*	$2,352.2	$3,318.1	$2,869.8	$2,601.3	$3,821.1	$3,178.4

*	May not total due to rounding.

U.S. Mortgage Insurance Operations—We establish PMI’s reserves for losses and LAE based upon our estimate of unpaid losses and LAE on (i) reported mortgage loans in default and (ii) estimated defaults incurred but not reported (“IBNR”) to PMI by its customers. Our best estimate of PMI’s reserves for losses and LAE is derived primarily from our analysis of PMI’s default and loss experience. The key assumptions used in the estimation process are expected claim rates, average claim sizes and costs to settle claims. We evaluate our assumptions in light of PMI’s historical patterns of claim payments, loss experience in past and current economic environments, the seasoning of PMI’s various books of business, PMI’s coverage levels, the credit quality profile of PMI’s portfolios, and the geographic mix of PMI’s business. Our assumptions are influenced by historical loss patterns and are adjusted to reflect recent loss trends. Our assumptions are also influenced by our assessment of current and future economic conditions, including trends in housing prices and unemployment. We also evaluate various scenarios representing possible losses and LAE under different economic assumptions.

Our actuaries utilize a number of generally recognized actuarial projection methodologies in order to determine a single point estimate of loss reserves. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with U.S. GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

The lead methodology our actuaries use is a frequency-severity method based on the inventory of pending delinquencies. The frequency-severity method is preferable when there have been significant changes in established historical patterns of losses, as is the case in the recent and current credit cycle. In using this method, our actuaries can optimize results by utilizing our knowledge of the number of delinquent loans and the coverage amounts (“risk size”) on those loans. The delinquencies are grouped by the year in which they were reported to PMI (“report year”). A claim rate is then developed for each report year, which represents an estimate of the frequency with which the delinquencies may become claims. The claim rates are based on an analysis of the patterns of emerging cure counts and claim counts for the report year, the foreclosure status of the pending delinquencies, the product and geographical mix of the delinquencies and the actuaries’ views of future economic and claim conditions. The actuaries estimate the severity of projected claims by examining the risk sizes on the delinquent loans and estimating the portion of the coverage that will be paid, as well as any expenses. The actuaries’ estimation of the portion of coverage paid is based on a review of historical data and an assessment of economic conditions and consideration of the opportunities for loss mitigation techniques, various expenses claimable by insureds and the level of equity the borrowers may have in their homes.

In addition to the frequency-severity method, our actuaries use various chain-ladder methods utilizing actual loss amounts and expected patterns of loss emergence to determine an estimate of ultimate losses. These methods may be appropriate when there is a relatively stable pattern of loss emergence. Chain-ladder techniques are less suitable in cases in which the insurer does not have a developed claims history. In the chain-ladder technique, the ultimate value of a claim count, paid loss amount or other amount is estimated by applying a loss development factor to the current value. The loss development factor measures the portion of the loss emergence pattern that has been completed and extends the current amount to its ultimate value. The difference between the ultimate value and the current value is the amount carried in the loss reserve. The emergence pattern used in this technique is based on an analysis of historical patterns of emergence from prior report years.

Management believes the amounts recorded for U.S. Mortgage Insurance Operations as of December 31, 2010 represent the most likely outcome within the actuarial range. The recorded reserves, representing the approximate midpoint of the actuarially-determined reserve range, are based upon, among many considerations, management’s estimates of claim rates and claim sizes. During the fourth quarter of 2010, in estimating claim rates and claim sizes, management considered the potential future effects of claim denial and loan modification activities. Projected higher claim denial activity positively affected management’s views of claim rate and claim sizes and were considered by our actuaries in their development of the reserve range. In addition, fewer cures of delinquent loans and from loan modifications negatively affected management’s claim rate assumptions on notices of defaults received in the current year as well as those received in the prior year. The benefits associated with claim denials realized during the quarter partially offset the negative effects of higher claim rate assumptions.

Loss mitigation activity and loss reserves.    Our projection of future modifications of delinquent insured loans is a factor in management’s evaluation of the selected claim rate. We continue to expect that a material percentage of loans in our delinquent loan inventory will be modified or become current, and management’s loss reserve estimation process takes into consideration this expectation. Because the age of a delinquency is a primary factor in determining whether a loan is likely to modify and become current in the future, management develops its projections of future modifications of existing delinquent loans based on the year in which we received the notice of default (an “NOD report year”). Within each NOD report year, management divides the pending delinquent loans into various categories depending on their relative probabilities of modifying and curing in the future. To develop the categories and probabilities, management assesses numerous factors, including servicer reports on the stages of retention and liquidation workouts and forbearance arrangements;

management’s assessment of loans in our default inventory that may have the potential to qualify for an available modification plan, including HAMP; and historical modification data and trends. As of December 31, 2010, we forecast that approximately 21.5% of our primary delinquent loan inventory will cure as a result of future loan modifications. The estimated amount of risk in force associated with this percentage was approximately $1.3 billion.

Management does not include a re-default assumption within its loss reserve estimates related to loan modifications. As loan modifications have the effect of curing the underlying default, successfully modified loans are removed from PMI’s delinquency loan inventory and, therefore, cease to be included in our loss reserve estimates. This is consistent with our loss reserving methodology of not establishing loss reserves for future claims on insured loans that are not currently in default and establishing reserves only with respect to loans currently identified as in default. We treat a subsequent re-default of a modified loan as a new default in the period it is reported to us and a reserve is established through our normal loss reserving process.

Rescission activity and loss reserves.    Our projection of future rescission activity with respect to the current inventory of delinquent loans has reduced and continues to materially reduce our loss reserve estimates. In each reporting period, management estimates the future rescission rate on the then existing inventory of delinquent loans. Management’s estimate is based upon historical data and trends, including past percentages of delinquent loans rescinded, and other factors, including the characteristics and age of the delinquent loan inventory and the current inventory of loan files under or scheduled for investigation. In this estimation process, we also consider that we will in the future reinstate a portion of the policies subject to future rescission activity following requests by lenders for reconsideration or challenges of our rescission decisions. (For a discussion of our rescission reconsideration process, see Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—Rescission Activity and Claim Denials.) Accordingly, in our forecasting, we utilize an estimate of future rescissions net of estimated reinstatements. Our practice of projecting reinstatements has been refined over time as we gain further actual experience and utilizes, among other things, our experience of the cumulative incidence of rescission reinstatements that have also become paid claims and our views of likely future trends. As of December 31, 2010 and 2009, our loss reserves balances were reduced by approximately $0.3 billion and $0.9 billion, respectively, as a result of our estimated future rescission activity (net of estimated reinstatements). The amounts of previously rescinded risk that have been reinstated were $126.5 million and $113.4 million for the years ended December 31, 2010 and December 31, 2009, respectively.

As a result of our rescission reconsideration process, management also expects that PMI will reinstate coverage in the future on a portion of previously rescinded policies subject to requests by lenders that we reconsider our rescission. At any point in time, we have pending requests or challenges from lenders with respect to which we have not completed our reconsideration of our rescission decision. Based on our historical experience, we estimate the portion of policies that we expect to reinstate after our reconsideration is complete, and take such estimate into account in establishing our IBNR reserves. With respect to loans as to which we have determined not to reinstate coverage, we do not include a reserve in our IBNR and loss reserves for the possibility that we may be unsuccessful in defending our rescissions in litigation or other dispute resolution processes.

Our investigation and rescission reconsideration processes require detailed reviews of loan level origination files, which are time and resource intensive. As a result, during any reporting period, we maintain inventories of: (i) loan files identified for investigation or files which are being investigated; and (ii) requests for PMI to reconsider its previous rescissions of coverage which are under review by PMI. We review the size and characteristics of these inventories in detail when we project future rescission and rescission reinstatement activity. In 2010, these inventories declined, thereby reducing our projected future rescission and rescission reinstatement activity. See Item 1A. Risk Factors—Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans.

Claim denials and loss reserves.    Our projection of future claim denial activity with respect to the current inventory of delinquent loans has reduced, and is continuing to reduce, our loss reserve estimates. Historically, the significant majority of claim denials resulted from the inability of servicers to produce documents necessary to perfect the claim (“documentation claim denials”). Management’s estimate of future documentation claim denials on the existing inventory of delinquent loans is based upon historical document claim denial data and trends, and the performance of various servicers of loans within the delinquent loan inventory. In arriving at its estimate, management also estimates the percentage of future document claim denials that will later be reversed, and therefore paid, as a result of the servicer ultimately providing to PMI the required loan or claim documentation. In considering future reversal rates, management reviews historical reversal data by particular servicers.

Our estimate of future reversals of claims previously denied is one of the estimates that ultimately result in the setting of PMI’s IBNR reserve. For PMI’s IBNR reserve as of December 31, 2010, the methodology we used to estimate future reversals of claims previously denied was similar to our rescission reversal estimate process described above.

Beginning in 2010, claim denials also include claims denied or curtailed as a result of servicers’ failure to adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to increase significantly in 2011. Beginning in the fourth quarter of 2010, we assessed the likelihood and estimated the impact of servicer-related claim denials on our loss reserves. In this process, we considered our internal reviews of various servicers’ performance as well as our review of specific claim files for which we identified potential servicing failures, but had not denied as of the balance sheet date. Based upon these reviews, we established a preliminary estimate of the potential future benefit of servicer-related claim denials. However, due to a lack of substantial historical data, we significantly limited this potential future benefit at the time of recording our loss reserves as of December 31, 2010. The benefit recorded in our loss reserve estimate, net of estimated reversals, was limited to the actual claims files which were reviewed and met our criteria for denial, but for which the claim denial had not been processed as of the balance sheet date. As we develop additional data and experience, we may be able to increase our estimate of the future net benefit for servicer-related claim denials within our loss reserves. As with documentation claim denials, our servicer-related denial estimates include assumptions relating to the percentage of denials that will later be reversed and paid. In considering future reversal rates, we reviewed, among other things, historical reversal data related to documentation claim denials.

As of December 31, 2010 and 2009, our loss reserve balances were reduced by approximately $0.5 billion and $0.2 billion, respectively, by our estimated future claim denial activity (net of estimated reversals of claim denials). The amounts of risk related to previously denied claims that was subsequently reversed was $157.0 million and $47.0 million for the years ended December 31, 2010 and 2009, respectively. See Item 1A. Risk Factors—Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels.

The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in millions)
Balance at January 1,	$3,138.3	$2,582.9	$1,133.1
Reinsurance recoverables	(703.6)	(482.7)	(35.9)

Net balance at January 1,	2,434.7	2,100.2	1,097.2
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	927.0	1,502.1	1,671.7
Prior years	329.8	204.7	122.4

Total incurred	1,256.8	1,706.8	1,794.1
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(39.5)	(308.7)	(100.9)
Prior years	(1,265.1)	(1,063.6)	(713.1)

Total payments	(1,304.6)	(1,372.3)	(814.0)

Transfer of PMI Guaranty loss reserves to U.S. Mortgage Insurance	—	—	22.9
Net balance at December 31,	2,386.9	2,434.7	2,100.2
Reinsurance recoverables	459.7	703.6	482.7

Balance at December 31,	$2,846.6	$3,138.3	$2,582.9

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $1.3 billion, $1.4 billion and $814.0 million for the years ended December 31, 2010, 2009 and 2008, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $1.3 billion, $1.7 billion and $1.8 billion for the years ended December 31, 2010, 2009 and 2008, respectively, are management’s best estimates of ultimate losses and LAE on our existing delinquent loan inventory and are subject to change in subsequent periods. The $0.9 billion of total losses and LAE incurred with respect to defaults occurring in the current year for the year ended December 31, 2010 was lower than total losses and LAE incurred with respect to defaults reported in 2009 by approximately $0.6 billion, primarily as a result of lower levels of new notices of defaults. In 2010, our rescission estimates related to delinquencies reported in 2010 did not significantly change; however, increases in our claim denial estimates in the fourth quarter with respect to defaults reported through the first three quarters of 2010 resulted in a positive impact to reserves of $0.1 billion. The $1.5 billion of total losses and LAE incurred with respect to defaults occurring in the current year for the year ended December 31, 2009 was approximately $0.1 billion higher due to an increase during the year in estimated claim rates in the fourth quarter for those respective reported defaults through the first three quarters of 2009. The increase in claim rates was due to worsening economic conditions. There were no significant changes in our rescission and claim denial estimates related to 2009 reported delinquencies in 2009. The changes in our estimates are principally reflected in the “Losses and LAE incurred (principally with respect to defaults occurring in)” line item which shows an increase to losses and LAE incurred related to prior years of $329.8 million, $204.7 million and $122.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. PMI’s reserve balance at January 1, 2010 and January 1, 2009 include $20.5 million and $22.9 million, respectively, of PMI Guaranty’s loss reserves, which were merged into our U.S. Mortgage Insurance Operations in 2008.

The table below provides the changes in reserves related to prior years by particular accident years for 2010, 2009 and 2008, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	2010	2009	2008	2007	2010 vs. 2009	2009 vs. 2008	2008 vs. 2007
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$(2.6)	$0.9	$(0.7)
2003	224.8	226.5	225.8	226.8	(1.7)	0.7	(1.0)
2004	239.2	241.0	240.7	241.3	(1.8)	0.3	(0.6)
2005	270.9	271.5	271.0	270.8	(0.6)	0.5	0.2
2006	420.1	413.3	406.9	410.3	6.8	6.4	(3.4)
2007	1,201.9	1,111.7	1,021.0	893.1	90.2	90.7	127.9
2008	1,942.7	1,799.8	1,694.6	—	142.9	105.2	—
2009	1,598.7	1,502.1	—	—	96.6	—	—
2010	927.0	—	—	—	—	—	—

Total					$329.8	$204.7	$122.4

	2010	2009	2008
	(Dollars in millions)
Primary insurance portfolio:	$245.7	$(54.5)	$85.6
Pool insurance portfolio:	84.1	259.2	36.8

Changes in reserves related to prior years	$329.8	$204.7	$122.4

The $329.8 million, $204.7 million and $122.4 million increases related to prior years’ reserves in 2010, 2009 and 2008, respectively, were due to re-estimations of ultimate claim rates from those established at the original notices of defaults, updated through the periods presented.

Many of the key assumptions used to develop our reserve estimates are inter-related and inter-dependent, including claim rates, our estimated rates of future rescission and claim denial activity on delinquent loans, and our estimated claim severity, among other assumptions. Such interdependencies make it difficult to isolate and quantify the effects of changes in individual factors. The principal drivers of changes in prior year development typically relate to our claim rate (including our estimated rate of rescissions), and our estimated claim size (including estimated future claim denials).

The $245.7 million net increase in prior years’ reserves in 2010 related to our primary portfolio was driven by increases in claim rates representing approximately $291.8 million, partially offset by a benefit from reductions in claim sizes of approximately $46.0 million. The $291.8 million increase related to the increase in claim rates was primarily due to a decline in rescission activity beyond our expectations which caused us to reduce our estimate of future rescissions, thereby increasing loss reserves by approximately $276.1 million. To a lesser extent, the increase in claim rates was also due to reduced expectations with respect to levels of future loan modifications and fewer than expected cures. The $46.0 million decrease related to reductions in claim sizes was primarily due to a benefit of approximately $443.0 million with respect to claim denials which was significantly offset by increases in severity as a result of continued home price declines, changes in the geographic mix of our primary portfolio and fewer rescissions resulting in losses on loans with generally higher claim sizes.

The $84.1 million increase in prior years’ reserves for our pool business was primarily the result of increases in claim rates, representing approximately $151.1 million, offset by decreases in claim sizes, representing approximately $19.3 million. The $84.1 million increase in the prior years’ pool reserves was also partially offset by approximately $47.8 million related to negotiated early discounted claim payments for modified pool contract restructurings completed in 2010. The development of the prior years’ reserves with respect to pool business was not significantly impacted by changes in our rescission or claim denial estimates.

The $54.5 million decrease in prior years’ reserves in 2009 for our primary business was the result of decreases in claim rates representing approximately $2.0 million and decreases in claim sizes representing approximately $52.4 million. The decrease of $2.0 million related to reductions in claim rates was primarily due to an increase in our estimate of future rescissions which caused us to decrease our loss reserves by approximately $209.4 million. This decrease was almost entirely offset by the increase in reserves related to fewer than expected cures and fewer loan modifications. The decrease of $52.4 million related to decreases in claim sizes was primarily due to increases in claim denials.

In 2009, the $259.2 million increase in the prior years’ reserves related to our pool portfolio was due to increases in claim rates, representing $248.1 million, and increases in claim sizes, representing $72.1 million. These increases related to prior years’ reserves were offset by approximately $61.0 million of benefits from the $130 million of negotiated early discounted claim payments for modified pool contract restructurings completed in 2009. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts. The increases in pool claim sizes were also driven by the significant weakening of the housing and mortgage markets and the elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

In 2008, the $85.6 million increase in prior years’ reserves related to our primary business included an increase of approximately $86.9 million as a result of increases in claim rates, partially offset by $1.3 million related to decreases in claim sizes. The increases in claim rates were driven by lower than expected cure performance. The decreases in claim sizes were driven by the significant weakening of the housing and mortgage markets. The $36.8 million increase in prior years’ reserves related to pool business included increases of approximately $30.0 million and $6.8 million as a result of respective increases in claim rates and claim sizes. These increases in claim rates were driven by lower than expected cure performance and the elevated percentage of Alt-A or limited documentation loans insured under the pool contracts. The increases in claim sizes were also driven by the percentage of Alt-A or limited documentation loans insured under the pool contracts and the significant weakening of the housing and mortgage markets. The $122.4 million increase in prior years’ reserves was not significantly impacted by changes in our rescission or claim denial estimates.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	December 31, 2010	December 31, 2009
	(Dollars in millions)
Primary insurance	$2,670.7	$2,855.7
Pool insurance	155.4	261.8
Other *	20.5	20.8

Total reserves for losses and LAE	$2,846.6	$3,138.3

The decrease in primary insurance reserves is driven primarily by the decrease in the delinquent loan inventory and payments of claims. The decrease in the pool insurance reserves is driven primarily by claims paid in conjunction with modified pool contract restructurings.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	December 31, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$2,584.4	$2,941.7
IBNR	181.7	109.5
Cost to settle claims (LAE)	60.0	66.3
Other *	20.5	20.8

Total reserves for losses and LAE	$2,846.6	$3,138.3

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the December 31, 2010 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $129.2 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of December 31, 2010, the effect on pre-tax income would be approximately $9.1 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of December 31, 2010, the effect on pre-tax income would be approximately $3.0 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 15.4% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 18.0% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations—PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at December 31, 2010 of $16.7 million to $30.9 million. PMI Europe’s recorded loss reserves at December 31, 2010 were $21.1 million, which represented our best estimate and a decrease of $17.2 million from PMI Europe’s loss reserve balance of $38.3 million at December 31, 2009. The decrease to PMI Europe’s loss reserves in 2010 was primarily due to claim and commutation payments of $10.0 million and a reduction in our premium deficiency reserve of $2.1 million, combined with translation gains arising from the strengthening of the U.S. dollar against the Euro. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	December 31, 2010	December 31, 2009
	(Dollars in millions)
Loans in default	$22.2	$36.8
IBNR	0.7	2.2
Cost to settle claims (LAE)	0.3	1.1

Total loss and LAE reserves	$23.2	$40.1

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in millions)
Balance at January 1,	$40.1	$84.8	$41.6
Reinsurance recoverables	—	—	(1.0)

Net balance at January 1,	40.1	84.8	40.6
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	1.5	3.2	18.4
Prior years	(4.6)	12.9	45.1

Total incurred	(3.1)	16.1	63.5
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	(0.2)	—	—
Prior years	(10.7)	(59.7)	(14.4)

Total payments	(10.9)	(59.7)	(14.4)
Foreign currency translation	(2.9)	(1.1)	(4.9)

Net balance at December 31,	23.2	40.1	84.8
Reinsurance recoverables	—	—	—

Balance at December 31,	$23.2	$40.1	$84.8

The decrease in losses and LAE incurred relating to prior years of $(4.6) million in 2010 was primarily due to reductions in the premium deficiency reserve for PMI Europe and foreign currency remeasurement related to U.S. reinsurance loss reserves which were established in the prior years. The increases in losses and LAE incurred relating to prior years of $12.9 million and $45.1 million in 2009 and 2008, respectively, were primarily due to a loss provision related to deteriorating performance of several U.S. exposures on which PMI Europe provided reinsurance coverage.

Reinsurance

Loss reserves ceded to captive reinsurers are recorded as reinsurance recoverables and reduce total incurred losses in our consolidated statements of operations. Reinsurance recoverables are based on our estimates of unpaid claims as applied to the terms of the respective reinsurance arrangements. The methodology and key assumptions used in our estimate of reinsurance recoverables are the same as those used in our estimate of loss reserves and are allocated to reinsurance contracts using actuarial analysis for applicable reinsurance agreements. (For a discussion of our loss reserve estimation process and methodology, see Critical Accounting Estimates – Reserves for Losses and LAE.) As reinsurance recoverables are derived from our loss estimation process, amounts we will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. PMI limits its recorded reinsurance recoverable to the amount currently available in the trust account maintained by the captive insurance company for PMI’s benefit, if that amount is less than PMI’s ceded loss reserves.

The following table shows amounts of reinsurance recoverables related to each type of reinsurance contract:

	December 31, 2010		December 31, 2009
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(Dollars in thousands)		(Dollars in thousands)
Captives (1):
Excess-of-loss	$457,082	99.4%	$700,620	99.6%
Quota share	2,589	0.6%	2,930	0.4%
Other	—	0.0%	—	0.0%

Total	$459,671	100.0%	$703,550	100.0%

(1)	Amounts shown have been reduced by a valuation allowance of $75.1 million and $59.6 million as of December 31, 2010 and 2009, respectively, on reinsurance recoverables, to the extent applicable, if they are in excess of captive trust account balances.

The table below shows the total of all balances in trust accounts for the benefit of PMI. While certain recoverables from captives equal the amount in the respective captive trust account, the majority of captives have assets in excess of PMI’s related recoverable.

	December 30, 2010	December 31, 2009
	(Dollars in thousands)	(Dollars in thousands)
Off Balance Sheet Captive Trust Assets	$724,278	$940,664

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $5.4 million and $17.3 million as of December 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the consolidated balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As of December 31, 2010, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral was a net liability of $5.4 million. PMI Europe has posted collateral, consisting of corporate securities and cash, of $4.7 million as of December 31, 2010 on these CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. As of December 31, 2010, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $12.4 million, including the $4.7 million already posted.

On average, the loan portfolios underlying our CDS exposures were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk-in-force. Risk-in-force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk-in-force related to its CDS contracts was $12.4 million as of December 31, 2010. Provided below are tables showing the risk-in-force or notional amounts by issue year, original and current credit rating and posted collateral for all CDS contracts as of December 31, 2010.

Original and Current Credit Rating
Issue Year	Non-investment grade
(Dollars in millions)
2003	$3.7
2004	8.7

Total Notional*	$12.4

Posted collateral	$5.4

Maximum collateral	$12.4

Note:	Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.
*	The reference assets underlying all of PMI Europe’s risk-in-force related to its CDS contracts are in Germany.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of December 31, 2010.

Original and Current Credit Rating
Non-investment grade
(Dollars in millions)
Weighted average expected life in years	2.41

Components of fair value
Expected discounted future net cash outflows	$(3.1)
Market spread/cost of capital adjustment	(2.3)

Fair value	$(5.4)

Note:	Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its CDS contracts. PMI expects to pay net cash outflows of approximately $3.1 million related to its CDS agreements over the next 6 years. PMI has a fair value liability of $5.4 million, which includes all expected lifetime future cash flows, against total notional exposure of $12.4 million on all non-investment grade contracts as of December 31, 2010.

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

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time we have owned the security, as well as the outlook through the expected maturity horizon for the security. We obtain ratings from nationally recognized rating agencies for each security being assessed. We also incorporate information on the specific securities internally and, as appropriate, from external investment advisors on their views on the probability of it receiving the interest and principal cash flows for the remaining life of the securities.

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

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit related is deducted from net realized losses in the consolidated statement of operations and reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss), the latter of which is a component of stockholders’ equity in the consolidated balance sheets.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
U.S. government	186,635	(4,914)	—	—	186,635	(4,914)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	33,298	(1,381)	7,031	(924)	40,329	(2,305)
FDIC corporate bonds	7,743	(328)	—	—	7,743	(328)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

At December 31, 2010, we had gross unrealized losses of $47.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.6 billion. In addition, included in the December 31, 2009 gross unrealized losses are $0.4 million of non-credit related other-than-temporary impairments in accordance with Topic 320 on debt securities. There were no non-credit related other-than-temporary impairments on debt securities in 2010. We recorded impairments of $0.8 million in 2010 related to equity securities in our U.S. investment portfolio and foreign currency remeasurement in our Canadian investment portfolio.

The increases in gross unrealized losses in the U.S. fixed income portfolio in 2010 was principally due to the effect of rising yields across the fixed income investment categories in the fourth quarter of 2010. Unrealized losses on the Company’s corporate bond portfolio at December 31, 2010 were primarily related to an increase in interest rates in 2010. In the International Operations segment, unrealized losses in the corporate bond portfolio at December 31, 2009 were primarily due to foreign currency remeasurement. The gross unrealized loss in the equity security portfolio increased in 2010 as a result of depreciation in the valuation of the common stock portfolio, partially offset by the improvement in the valuation of the preferred stock portfolio.

Impaired investments either met the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or management determined that it would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of December 31, 2010, our investment portfolio included 629 securities in an unrealized loss position compared to 129 securities as of December 31, 2009.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $46.4 million at December 31, 2010 from $41.3 million at December 31, 2009 and $32.3 million at December 31, 2008.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. We determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of December 31, 2010, management determined that a premium deficiency reserve for PMI Europe was no longer necessary and the premium deficiency reserve for PMI Canada was $0.7 million. The premium deficiency reserves are recorded as losses and loss adjustment expenses on the consolidated statement of operations and as reserve for losses and loss adjustment expenses on the consolidated balance sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in 2010. The excess of future expected premiums, reserves for losses and loss adjustment expenses and investment income over expected paid claims and expenses in our U.S. Mortgage Insurance Operations segment was approximately $0.9 billion and $0.7 billion for the years ended December 31, 2010 and December 31, 2009, respectively. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

There are several factors that, if different from the expectations used in the premium deficiency analysis, could result in a significant decrease in the excess noted above, and could potentially result in the recognition of a premium deficiency reserve. Some of the key assumptions and possible changes in circumstances that could result in negative changes to the excess include the following:

•

Expected Losses—Losses could be higher than our estimate due to higher levels of delinquencies, higher claim rates and claim sizes driven by factors such as fewer than expected loan modifications, fewer borrowers bringing their loans current, and fewer than expected rescissions or claim denials.

•	Persistency—Should policies terminate faster than our expectations, premiums earned will decline. However, fewer policies in force would also indicate a lower number of new delinquencies.

•	Economic Trends—Negative economic trends such as higher than expected unemployment levels could result in higher than expected new delinquencies and ultimately claims paid.

•	Home Price Changes—Worse than expected home price changes, including significant declines in home values, could result in higher than expected delinquencies, claim payments and claim sizes.

As a result of their credit quality, PMI’s recent book years are expected to be profitable and are contributing to the decreasing likelihood that we will have a premium deficiency reserve in the future in the U.S. Mortgage Insurance Operations.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, available tax planning alternatives, and future contractual cash flows. As discussed below, PMI’s valuation allowance as of December 31, 2010 was approximately $527.3 million.

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction pursuant to § 831(e) of the Internal Revenue Code. The reserves are included in taxable income in future years when they are released for statutory accounting purposes or if we elect to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Accordingly, prior to 2010, we did not have a domestic net operating loss carryforward for tax purposes.

During the quarter ended September 30, 2010, we disposed of our investment in FGIC as well as other preferred securities, resulting in a nearly $701.5 million loss for tax reporting purposes and a deferred tax asset of $245.5 million. As this loss will be carried back to earlier years in which no actual income tax was paid due to utilization of certain tax credits, the loss on these investments will effectively convert to income tax credits that can be utilized when we begin to realize taxable income. Additionally, we incurred net operating losses during the current year on a consolidated basis and have unused net operating losses on a foreign and state level resulting in a deferred tax asset of $244.3 million and unused tax credits of nearly $195.0 million.

As of December 31, 2010, we had $670.2 million of deferred tax assets. Our valuation allowance on our deferred tax assets was $527.3 million. We expect to utilize the remaining net deferred tax assets of $142.9 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $670.2 million deferred tax assets. However, if we do not return to profitability or such return to profitability is later than expected, future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code Section 382, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors—We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

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

Interest rate risk

As of December 31, 2010, our consolidated investment portfolio excluding cash and cash equivalents was $2.8 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of December 31, 2010, 94.0% of our investments were fixed income securities, primarily corporate bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of December 31, 2010:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$331,696
200 basis point decline	$249,295
100 basis point decline	$129,970
100 basis point rise	$(130,519)
200 basis point rise	$(240,082)
300 basis point rise	$(339,235)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 3.9 as of December 31, 2010.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of December 31, 2010 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of December 31, 2010, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(5,665)	$(1,021)	$(6,686)
10% decline	$(3,776)	$(681)	$(4,457)
5% decline	$(1,888)	$(340)	$(2,228)
5% rise	$1,888	$340	$2,228
10% rise	$3,776	$681	$4,457
15% rise	$5,665	$1,021	$6,686
Foreign currency translation rates as of December 31,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2010	1.3387	1.0017
2009	1.4321	0.9506

The changes in the foreign currency exchange rates from 2009 to 2010 negatively affected our investments in our foreign subsidiaries by $8.5 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of December 31, 2010, $155.9 million, including cash and cash equivalents of our invested assets, were held by PMI Europe. Of the $155.9 million, $46.3 million was denominated in Euros and $109.6 million was denominated in U.S. dollars. As of December 31, 2010, $18.3 million, including cash and cash equivalents of our invested assets, were held by PMI Canada. Of the $18.3 million, $9.7 million was denominated in Canadian dollars and $8.6 million was denominated in U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of December 31, 2010 and 2009. The value of the Euro weakened relative to the U.S. dollar as of December 31, 2010 compared to December 31, 2009. The value of the Canadian dollar strengthened relative to the U.S. dollar as of December 31, 2010 compared to December 31, 2009.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $5.4 million and $17.3 million as of December 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities.

We do not currently expect that the fair value portion of the CDS liability related to fluctuations in our cost of capital will result in any cash outflows. PMI’s expectation of future net cash flows could change over time.

Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in PMI’s expected discounted future net cash outflows and fair value liability, which could materially impact our results of operations. The following table summarizes the estimated changes in the exit value liability in PMI Europe based upon specified hypothetical percentage changes in cost of capital as of December 31, 2010, with all other factors remaining constant. The specified hypothetical percentage changes are based on our recent historical experience with these factors.

Change in cost of capital	Estimated (Decrease)/Increase in Liability
(USD in thousands)
35% decline	$(794)
25% decline	$(564)
10% decline	$(224)
10% rise	$221
25% rise	$547
35% rise	$762

Debt instruments

Effective January 1, 2008, The PMI Group, Inc. adopted Topic 820 and the fair value option outlined in Topic 825. In particular, we elected to adopt the fair value option outlined in Topic 825 for certain corporate debt liabilities on the adoption date. The fair value of these corporate debt instruments is measured under level 2 of the fair value hierarchy and is measured at actual trading prices sourced from independent pricing services that use observable market data for similar transactions, including broker-dealer quotes and actual trade activity as a basis for valuation.

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of December 31, 2010, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability

(USD in thousands)
300 basis point decline	$73,313
200 basis point decline	$45,743
100 basis point decline	$21,488
100 basis point increase	$(19,188)
200 basis point increase	$(36,418)
300 basis point increase	$(51,963)

Equity market price risk

At December 31, 2010, the market value and book value of equity securities in our investment portfolio were $151.1 million and $140.2 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $30.2 million as of December 31, 2010. Preferred securities make up approximately 79.7% of our equity security portfolio with a market value of $120.4 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We believe that the fair value of our preferred securities would decrease significantly if the dividends were deferred.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on management’s assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. That report appears below in this Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited the accompanying consolidated balance sheets of The PMI Group, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The PMI Group, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

In 2009, the Company adopted FSP FAS No. 115-2, codified in ASC Topic 320, Investments—Debt and Equity Securities. In 2008, the Company adopted FASB Statement No. 159, codified in ASC Topic 825, The Fair Value Option for Financial Assets and Financial Liabilities. These matters are further described in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The PMI Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of The PMI Group, Inc.

We have audited The PMI Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The PMI Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The PMI Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of The PMI Group, Inc. and subsidiaries and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 15, 2011

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$577,372	$682,946	$744,592
Net investment income	78,152	119,166	138,701
Equity in losses from unconsolidated subsidiaries	(12,247)	(12,019)	(51,802)
Net realized investment gains (losses)	96,516	37,471	(139,534)
Change in fair value of certain debt instruments	(113,533)	16,522	123,595
Other income (loss)	14,858	33,909	(1,134)

Total revenues	641,118	877,995	814,418

LOSSES AND EXPENSES
Losses and loss adjustment expenses	1,253,712	1,722,860	1,857,697
Amortization of deferred policy acquisition costs	18,439	17,781	18,285
Other underwriting and operating expenses	119,692	155,624	218,583
Interest expense	48,632	43,013	41,007

Total losses and expenses	1,440,475	1,939,278	2,135,572

Loss from continuing operations before income taxes	(799,357)	(1,061,283)	(1,321,154)
Income tax benefit from continuing operations	(26,329)	(407,292)	(433,966)

Loss from continuing operations	(773,028)	(653,991)	(887,188)
Loss from discontinued operations, net of taxes	—	(5,335)	(41,320)

NET LOSS	$(773,028)	$(659,326)	$(928,508)

PER SHARE DATA
Basic loss from continuing operations	$(5.70)	$(7.94)	$(10.90)
Basic loss from discontinued operations	—	(0.07)	(0.50)

Basic net loss	$(5.70)	$(8.01)	$(11.40)

Diluted loss from continuing operations	$(5.70)	$(7.94)	$(10.90)
Diluted loss from discontinued operations	—	(0.07)	(0.50)

Diluted net loss	$(5.70)	$(8.01)	$(11.40)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
ASSETS
Investments—available-for-sale, at fair value:
Fixed income securities	$2,651,206	$2,355,188
Equity securities:
Common	30,664	29,090
Preferred	120,421	186,023
Short-term investments	17,867	2,232

Total investments	2,820,158	2,572,533
Cash and cash equivalents	267,705	686,891
Investments in unconsolidated subsidiaries	121,040	139,775
Related party receivables	6,355	1,254
Accrued investment income	19,783	35,028
Premiums receivable	46,336	56,426
Reinsurance receivables and prepaid premiums	65,357	52,444
Reinsurance recoverables, net	459,671	703,550
Deferred policy acquisition costs	46,372	41,289
Property, equipment and software, net of accumulated depreciation and amortization	85,186	101,893
Prepaid and recoverable income taxes	48,042	50,250
Deferred income tax assets	142,899	178,623
Other receivables	66,335	88
Other assets	23,748	21,473

Total assets	$4,218,987	$4,641,517

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,869,765	$3,178,359
Reserve for premium refunds	88,696	75,461
Unearned premiums	64,298	72,089
Debt (includes $327,181 and $213,648 measured at fair value)	616,158	389,991
Reinsurance payables	28,206	36,349
Related party payables	1,786	1,865
Other liabilities and accrued expenses	134,808	160,316

Total liabilities	3,803,717	3,914,430

Commitments and contingencies (Notes 8 and 13)
SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 350,000,000 and 250,000,000 shares authorized; 197,078,767 and 119,313,767 shares issued; 161,167,542 and 82,580,410 shares outstanding	1,971	1,193
Additional paid-in capital	1,370,757	873,010
Treasury stock, at cost (35,911,225 and 36,733,357 shares)	(1,295,644)	(1,317,252)
Retained earnings	331,700	1,104,728
Accumulated other comprehensive income, net of deferred taxes	6,486	65,408

Total shareholders’ equity	415,270	727,087

Total liabilities and shareholders’ equity	$4,218,987	$4,641,517

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Loss	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other
		Shares	Amount		Shares	Amount		Comprehensive Income (Loss)	Total
	(in thousands)
BALANCE, JANUARY 1, 2008		119,314	$1,193	$890,598	(38,194)	$(1,354,601)	2,660,695	$315,077	$2,512,962
Common stock grants for incentive plans		—	—	(10,788)	568	13,564	—	—	2,776
Compensation expense for share-based payments and ESPP		—	—	9,163	—	—	—	—	9,163
Tax benefit on share-based payments		—	—	1,907	—	—	—	—	1,907
Dividends declared		—	—	—	—	—	(2,451)	—	(2,451)
Non-vested portion of restricted stock		—	—	1,333	—	—		—	1,333
Net loss	$(928,508)	—	—	—	—	—	(928,508)	—	(928,508)
Change in unrealized gains on investments, net of taxes	(101,773)	—	—	—	—	—	—	(101,773)	(101,773)
Pension adjustment, net of deferred tax	(16,593)	—	—	—	—	—	—	(16,593)	(16,593)
Accretion of cash flow hedges to interest expense, net of taxes	398	—	—	—	—	—	—	398	398
Foreign currency translation adjustment, net of taxes	(232,788)	—	—	—	—	—	—	(232,788)	(232,788)

Comprehensive loss	$(1,279,264)	—	—	—	—	—	—	—	—

Adjustment to initially apply new accounting pronouncement (Note 10)		—	—	—	—	—	31,799	—	31,799

BALANCE, DECEMBER 31, 2008		119,314	$1,193	$892,213	(37,626)	$(1,341,037)	$1,761,535	$(35,679)	$1,278,225
Common stock grants for incentive plans		—	—	(23,031)	893	23,785	—	—	754
Compensation expense for share-based payments and ESPP		—	—	3,205	—	—	—	—	3,205
Non-vested portion of restricted stock		—	—	623	—	—	—	—	623
Net loss	$(659,326)	—	—	—	—	—	(659,326)	—	(659,326)
Change in unrealized gains on investments, net of taxes	93,559	—	—	—	—	—	—	93,559	93,559
Pension adjustment, net of deferred tax	5,314	—	—	—	—	—	—	5,314	5,314
Accretion of cash flow hedges to interest expense, net of taxes	398	—	—	—	—	—	—	398	398
Foreign currency translation adjustment, net of taxes	1,816	—	—	—	—	—	—	1,816	1,816

Comprehensive loss	$(558,239)	—	—	—	—	—	—	—	—

Adjustment to initially apply new accounting pronouncement (Note 2)		—	—	—	—	—	2,519	—	2,519

BALANCE, DECEMBER 31, 2009		119,314	$1,193	$873,010	(36,733)	$(1,317,252)	$1,104,728	$65,408	$727,087
Common stock grants for incentive plans		—	—	(20,683)	822	21,608	—	—	925
Compensation expense for share-based payments and ESPP		—	—	3,185	—	—	—	—	3,185
Issuance of common stock		77,765	778	452,405	—	—	—	—	453,183
Convertible senior notes embedded conversion option, net of tax		—	—	62,840	—	—	—	—	62,840
Net loss	$(773,028)	—	—	—	—	—	(773,028)	—	(773,028)
Change in unrealized gains on investments, net of taxes	(57,296)	—	—	—	—	—	—	(57,296)	(57,296)
Pension adjustment, net of deferred tax	(3,111)	—	—	—	—	—	—	(3,111)	(3,111)
Accretion of cash flow hedges to interest expense, net of taxes	451	—	—	—	—	—	—	451	451
Foreign currency translation adjustment, net of taxes	1,034	—	—	—	—	—	—	1,034	1,034

Comprehensive loss	$(831,950)	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2010		197,079	$1,971	$1,370,757	(35,911)	$(1,295,644)	$331,700	$6,486	$415,270

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(773,028)	$(659,326)	$(928,508)
Less loss from discontinued operations, net of taxes	—	5,335	41,320
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses from unconsolidated subsidiaries	12,247	12,019	51,802
Net realized investment (gains) losses	(96,675)	(34,741)	138,544
Change in fair value of certain debt instruments	113,533	(16,522)	(123,595)
Depreciation and amortization	40,824	34,699	28,084
Realized gain from sale of unconsolidated subsidiary	—	(3,227)	—
Deferred income taxes	3,808	(26,773)	(100,015)
Compensation expense related to share-based payments	3,185	3,205	8,815
Deferred policy acquisition costs incurred and deferred	(23,522)	(24,265)	(38,803)
Amortization of deferred policy acquisition costs	18,439	17,781	18,285
Amortization of debt discount and debt issuance cost	6,453	1,135	193
Changes in:
Accrued investment income	15,111	1,350	(5,161)
Premiums receivable	9,872	2,227	3,600
Reinsurance receivables, and prepaid premiums net of reinsurance payables	(21,056)	(35,968)	(12,673)
Reinsurance recoverables	243,879	(220,872)	(445,752)
Prepaid and recoverable income taxes	2,210	(40,692)	74,758
Reserve for losses and loss adjustment expenses	(306,064)	509,625	1,497,237
Reserve for premium refunds	13,235	33,895	41,567
Unearned premiums	(7,180)	(39,960)	(17,253)
Related party receivables, net of payables	9,057	257	1,809
Liability for pension benefit	3,945	(27,452)	45,735
Other receivables	(66,247)	850	613
Other	(38,156)	(32,633)	(3,449)

Net cash (used in) provided by operating activities from continuing operations	(836,130)	(540,053)	277,153

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales of fixed income securities	2,183,636	967,806	573,022
Procees from maturities of fixed income securities	1,047	24,929	5,642
Proceeds from the sale of PMI Australia	—	—	697,470
Proceeds from the sale of PMI Asia	—	—	51,571
Proceeds from sales of equity securities	77,131	61,030	112,958
Proceeds from sale of unconsolidated subsidiary	—	3,227	—
Proceeds from sale of equity investment held for sale	—	—	3,375
Investment purchases: Fixed income securities	(2,483,272)	(1,211,643)	(745,634)
Equity securities	—	(21,791)	(7,849)
Net change in short-term investments	(15,989)	49	(29)
Distributions from (investments in) unconsolidated subsidiaries, net of investments (distributions)	2,034	(222)	(968)
Capital expenditures and capitalized software, net of dispositions	(2,939)	(2,473)	(3,517)

Net cash (used in) provided by investing activities from continuing operations	(238,352)	(179,088)	686,041

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of convertible notes, net of issuance costs of $6,109	278,961	—	—
Proceeds from issuance of common stock, net of issuance costs of $28,199	453,183	—	—
Net proceeds from issuance of long-term debt	—	—	200,000
Repayment and extinguishment of long-term debt and credit facility, net of expenses	(75,000)	(75,250)	(45,000)
Proceeds from issuance of treasury stock	925	754	2,777
Dividends paid to common shareholders	—	—	(2,451)

Net cash provided by (used in) financing activities from continuing operations	658,069	(74,496)	155,326

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash used in operating activities from discontinued operations	—	(5,335)	(22,472)
Net cash provided by investing activities from discontinued operations	—	—	46,439

Net cash (used in) provided by discontinued operations	—	(5,335)	23,967
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(2,773)	2,550	(13,686)
Effect of exchange rate changes on cash and cash equivalents from discontinued operations—held for sale	—	—	4

Net (decrease) increase in cash and cash equivalents	(419,186)	(796,422)	1,128,805
Cash and cash equivalents at the beginning of the year	686,891	1,483,313	354,508

Cash and cash equivalents of continuing operations at end of year	$267,705	$686,891	$1,483,313

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$38,706	$39,853	$36,469
Income taxes refunded, net of payments	$(1,080)	$(6,837)	$(32,580)

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

The Company has equity ownership interests in CMG Mortgage Insurance Company and CMG Mortgage Assurance Company (collectively “CMG MI”), which conduct residential mortgage insurance business for credit unions. In the second quarter of 2009, MIC and CUNA Mutual Insurance Society contributed the stock of CMG Mortgage Reinsurance Company, which provides reinsurance to residential mortgage insurers, to CMG Mortgage Assurance Company. In addition, the Company owns 100% of PMI Capital I (“Issuer Trust”), an unconsolidated wholly-owned trust that privately issued debt in 1997. The Company also has ownership interests in several limited partnerships.

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

Impact of Current Economic Environment

The Company has undergone significant changes in the past few years, and the protracted weak housing, credit and economic environment has continued to negatively affect the Company’s financial condition and results of operations. The Company’s consolidated net loss was $773.0 million, $659.3 million and $928.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company continues to primarily focus on its core U.S. Mortgage Insurance Operations. In 2010, the private mortgage insurance industry continued to be significantly challenged by the slow pace of economic recovery and instability in the housing and mortgage markets. PMI’s new business writings in 2010 were limited as a result of continued competition with the Federal Housing Administration (“FHA”), which has become a significant competitor, and in addition, by the continued impact of the changes made to PMI’s underwriting guidelines and customer management strategies prior to 2010.

As of December 31, 2010, MIC’s excess minimum policyholders’ position was $184.3 million and its risk-to-capital ratio was 19.9 to 1. If losses are higher or more accelerated than the Company currently estimates, and the Company does not raise capital or achieve offsetting statutory capital relief, MIC will likely cease to satisfy capital adequacy requirements in 2011.

In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In three of those states, mortgage insurers are required to cease writing new business immediately if and so long as it fails to meet capital requirements. In thirteen states, regulations provide regulators with discretion as to whether the mortgage insurer may continue writing new business.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). Under applicable Arizona law, the Department may, but is not required to, order a mortgage insurer to cease transacting new business until it satisfies the minimum policyholders’ position requirement. In the first quarter of 2010, the Department granted MIC a waiver from its minimum policyholders’ position requirement. Following the Company’s April 2010 capital raise, the Department withdrew the waiver due to MIC’s improved capital position. In January 2011, MIC submitted a request to the Department to again grant MIC a waiver. The Department recently advised the Company that, among other things, it anticipates notifying the Company in writing that under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position, and that future action by the Department, if any, would be taken based upon the Department’s evaluation of MIC’s liquidity and financial resources and not based solely upon MIC’s policyholders’ position. If the Department were to determine that MIC’s liquidity, financial resources or, notwithstanding the above, a failure by MIC to maintain Arizona’s minimum policyholders’ position warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, the Company plans to write new mortgage insurance in those states through PMI Mortgage Assurance Company (PMAC), a subsidiary of MIC. PMAC is currently licensed to write insurance in all states. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain restrictions and expire on December 31, 2011.

Notwithstanding the above, the Company believes that it currently has sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) and has sufficient assets at the insurance company level to meet its obligations through 2011.

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

Risks and Uncertainties—The Company is dependent upon mortgage originators to provide mortgage loans to insure. In the event any of its largest customers choose to stop providing the Company with mortgage loans to insure, the Company’s ability to generate new insurance business could be adversely affected. The Company’s U.S. Mortgage Insurance Operations’ ten largest customers generated 51.0%, 59.7% and 52.1% of its premiums earned in 2010, 2009 and 2008, respectively.

A large portion of the Company’s U.S. business is concentrated in specific regions of the United States. As of December 31, 2010, 9.6% of PMI’s primary risk in force was located in Florida, 8.0% was located in Texas and 7.4% was located in California. The Company has experienced accelerated delinquency and loss development in Florida and California. In addition, it has experienced higher default and claim rates for high loan-to-value (“LTV”) loans, adjustable rate mortgages (“ARMs”), 2/28 Hybrid ARMs, Alt-A loans, interest

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only loans, payment option ARM and less-than-A quality loans. The Company also insures loans that have more than one of the above risk characteristics. This “layering” of risk has further increased the risk of borrower default. Although the Company attempts to incorporate the higher default and claim rates associated with these loans into its underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for future losses from these loans or that future adverse loss development will not emerge.

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

The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments-Debt and Equity Securities (“Topic 320”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized as a realized investment loss in the consolidated statement of operations. See Note 4, Investments, for further discussion regarding criteria for evaluating equity security impairments.

In accordance with Topic 320, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a debt security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in accumulated other comprehensive income (“AOCI”). For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

Prior to the adoption of Topic 320, which was effective April 1, 2009, the Company evaluated its portfolio of debt securities for other-than-temporary impairments in the same manner as its portfolio of equity securities. See Note 4, Investments, for further discussion regarding criteria for evaluating debt security impairments. Upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years.

Realized gains and losses on sales of investments are determined on a specific-identification basis. Investment income consists primarily of interest and dividends. Interest income is recognized on an accrual basis. Dividend income on common and preferred stock investments is recognized on the date of declaration. Net investment income represents interest and dividend income, net of investment expenses.

Cash and Cash Equivalents—The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments in Unconsolidated Subsidiaries—Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting, and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios, which is included in AOCI.

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

Related Party Receivables and Payables—As of December 31, 2010, related party receivables, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries, were $6.4 million and related party payables were $1.8 million compared to $1.3 million and $1.9 million as of December 31, 2009, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Policy Acquisition Costs—The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and amortizes these costs against related gross profits in order to match costs and revenues. To the extent the Company provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. Costs related to the acquisition of mortgage insurance business are initially deferred and reported as deferred policy acquisition costs. Consistent with industry accounting practice, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits. Estimated gross profits are comprised of earned premiums, interest income, losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software—Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $202.6 million and $189.0 million as of December 31, 2010 and December 31, 2009, respectively.

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

Other Receivables—In 2010, the Company restructured various modified pool policies whereby the Company paid a fee to be relieved of all of its remaining obligations to provide insurance coverage under those policies. In certain of these transactions, we retained the right to continue to receive monthly premium payments as though the insurance had not been cancelled. The Company has determined that this stream of payments, which is supported by an underlying pool of mortgage loans, is no longer part of an insurance contract and instead must be accounted for separately as a discounted receivable. Management determined that this stream of cash flows most resembles a beneficial interest from a residential mortgage securitization (interest-only strips), which is also a stream of cash flows based on an underlying pool of mortgages.

To initially value this asset, management used observable market inputs from an active market with respect to interest-only strips for mortgage securitizations with similar characteristics to those of the former modified pool policies (e.g., origination year, loan-to-value ratios, etc.) and applied these fair value inputs to the expected cash flows. Consistent with FASB ASC Topic 835 Interest, a market discount of $26.0 million was calculated based on the excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment. The fair value of the asset upon initial recognition was $82.3 million. On a monthly basis, the Company applies the cash received from this asset to the accretion with the excess cash reducing the value of the asset. The carrying value of the asset was $66.3 million as of December 31, 2010 (net of a market discount of $19.2 million). The income recognition from the accretion of the discount is recognized as other income (loss) and was $6.5 million for the year ended December 31, 2010.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Convertible Notes—In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. At December 31, 2010, Additional Paid-in- Capital included $66.0 million related to the fair value of the conversion option.

Special Purpose Entities—Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities, principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Premium Deficiency Reserve—The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in 2009. As of December 31, 2010, management determined that a premium deficiency reserve for PMI Europe was no longer necessary and the premium deficiency reserve for PMI Canada was $0.7 million. Premium deficiency reserves are included in reserves for losses and loss adjustment expenses on the Consolidated Balance Sheets and losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, the results could be negatively affected in future periods.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PMI Europe currently reinsures certain financial guaranty contracts. The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. Financial guaranty contracts are recorded in accordance with the accounting guidance provided in FASB ASC Topic 944 Financial Services—Insurance. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of, any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

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

Reinsurance—The Company uses reinsurance to reduce net risk-in-force and enhance capital allocation. This is done primarily with captive reinsurance companies via both excess-of-loss (“XOL”) and quota share arrangements. Under a captive reinsurance agreement, the Company reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. PMI’s captive reinsurance agreements primarily provide for XOL reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer. The Company cedes premiums pursuant to its captive reinsurance arrangements in exchange for the reinsurance of a portion of the Company’s risk less, in

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

some instances, a ceding commission paid to us for underwriting and administering the business. Ceded premiums reduce premiums earned and ceded loss reserves reduce losses and loss adjustment expenses in the Consolidated Statements of Operations. Total loss reserves gross of reinsurance contracts are determined in accordance with the Company’s loss reserving practices. After gross reserves are established, we allocate reserves to reinsurance contracts consistent with the terms of the coverage provided and based on an actuarial analysis of the loans reinsured under each reinsurance agreement. The total ceded loss reserves subject to reinsurance arrangements represent reinsurance recoverables in the Consolidated Balance Sheets. Under the Company’s XOL captive reinsurance arrangements, PMI generally cedes 100% of the losses within the reinsured loss layer to the captive insurance company. PMI limits its recorded recoverable to the amount currently available in the trust account maintained by the captive insurance company for PMI’s benefit, if that amount is less than PMI’s ceded loss reserves. Effective January 1, 2009, the Company ceased seeking reinsurance under XOL captive reinsurance agreements. On that date, in-force XOL contracts were placed into run-off and will mature pursuant to the existing terms and conditions. A small percentage of the Company’s existing captive reinsurance arrangements are under quota share agreements under which we continue to reinsure new insurance business.

Revenue Recognition—Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 89.8%, 88.5% and 84.7% of gross premiums written from the Company’s mortgage insurance operations in 2010, 2009 and 2008, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, then the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. In addition, when the Company pays a claim on a delinquent loan, all premiums received on the delinquent loan covering any period after the default date will be refunded, in accordance with the terms of the contract. In the event the Company rescinds insurance coverage of a loan as a result of an issue that occurred during the origination of the loan and/or prior to the effective date of coverage, it refunds all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. Premium refunds reduce premiums earned in the consolidated statements of operations. Premium refunds (including the changes in reserve for premium refunds) were $93.2 million, $106.1 million and $108.6 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis. In the course of its review, the Company assesses all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. In 2010, the Company experienced loss development in excess of its expectations. Based, in part, on the higher than expected loss development, the Company does not currently expect its U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. Primarily as a result of these factors, under Topic 740, the Company does not use forecasted taxable income from its mortgage insurance activities in determining whether or not the deferred tax assets will be utilized. In 2010, the Company evaluated its deferred tax assets in light of these issues and determined that it was necessary to increase its valuation allowance by $279.0 million to $527.3 million with respect to its deferred tax assets of $670.2 million. The Company expects that the remaining net deferred tax assets of $142.9 million will be utilized based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from the Company’s mortgage insurance activities. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 12, Income Taxes, for further discussion.)

On August 12, 2010, the Board of Directors of The PMI Group adopted a Tax Benefits Preservation Plan (the “Plan”). In connection with its adoption of the Plan, the Board declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010.

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

Benefit Plans—The Company provides pension benefits through noncontributory defined benefit plans to all eligible U.S. employees under The PMI Group, Inc. Retirement Plan (the “Retirement Plan”) and to certain employees of the Company under The PMI Group, Inc. Supplemental Employee Retirement Plan. In addition, the Company provides certain health care and life insurance benefits for retired employees under another post-employment benefit plan. The Company applies FASB ASC Topic 715 Compensation-Retirement Benefits (“Topic 715”) for its treatment of U.S. employees’ pension benefits. This topic requires the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its defined benefit postretirement plans, with a corresponding adjustment to accumulated other comprehensive income or loss. The net periodic benefit costs associated with the Retirement Plan are included in the operating expenses of the Company’s consolidated statements of operations.

Foreign Currency Translation—The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating financial results with a functional currency other than the reporting currency are reported as a component of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accumulated other comprehensive income (loss) included in total shareholders’ equity. Foreign currency translation gains in accumulated other comprehensive income net of taxes were $51.1 million as of December 31, 2010 compared with $50.1 million as of December 31, 2009. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss)—Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

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

Earnings (Loss) Per Share—Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders giving effect to discontinued operations, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net loss for the years ended December 31, 2010, 2009 and 2008, 8.3 million, 7.3 million and 9.0 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, additional shares are considered for dilutive EPS purposes related to the Convertible Notes issued in 2010. The method of determining which method to use for calculating dilutive EPS for the Convertible Notes depends on the facts and circumstances of the Company’s liquidity position. At December 31, 2010, 36.3 million share equivalents were excluded from the calculation of diluted earnings per share under the If Converted method as their inclusion would have been anti-dilutive. No share equivalents were excluded under the Treasury Stock method.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	2010	2009	2008
	(Dollars and shares in thousands)
Net loss:
Loss from continuing operations as reported	$(773,028)	$(653,991)	$(887,188)
Loss from discontinued operations	—	(5,335)	(41,320)

Net loss adjusted for diluted EPS calculation	$(773,028)	$(659,326)	$(928,508)

Weighted-average shares for basic EPS	135,560	82,317	81,423
Weighted-average stock options and other dilutive components	—	—	—

Weighted-average shares for diluted EPS	135,560	82,317	81,423

Dividends declared and accrued to common shareholders	$—	$—	$0.03

Share-Based Compensation—The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”) in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense was $3.3 million (pre-tax), $4.1 million (pre-tax) and $10.1 million (pre-tax), for the years ended December 31, 2010, 2009 and 2008, respectively. See Note 17, Share Based Compensation, for further discussion.

Fair Value of Financial Instruments—Effective January 1, 2008, the Company adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures (“Topic 820”). Topic 820 provides a framework for measuring fair value under GAAP. This topic describes three levels of inputs that may be used to measure fair value, of which “Level 3” inputs include fair value determinations using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Due to the lack of available market values for the Company’s credit default swap contracts, the Company’s methodology for determining the fair value of its credit default swap contracts is based on “Level 3” inputs. (See Note 10, Fair Value Disclosures, for further discussion.)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”) that requires additional disclosures about fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.

Effective January 1, 2008, the Company also adopted the fair value option outlined in FASB ASC Topic 825 Financial Instruments (“Topic 825”). The fair value option allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities on a contract-by-contract basis. The Company elected to adopt the fair value option for certain corporate debt on the adoption date. The fair value option requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value were expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. In considering the initial adoption of the fair value

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option presented by ASC Topic 825, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures. As the fair value option is not available for financial instruments that are, in whole or in part, classified as a component of shareholders equity, the Convertible Notes are not remeasured at fair value.

Reclassifications—Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation. The Company reclassified the reserve for premium refunds of $88.7 million and $75.5 million as of December 31, 2010 and 2009, respectively, from the reserve for losses and loss adjustment expenses to a separate line item within the consolidated balance sheets for all periods presented. The Company reclassified the expected premium refunds expense of $13.2 million, $33.9 million and $41.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, from losses and loss adjustment expenses to premiums earned within the consolidated statements of operations for all periods presented.

NOTE 3.    NEW ACCOUNTING STANDARDS

In October 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services—Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 provides guidance on which costs incurred in the acquisition of new and renewal contracts should be capitalized. The amendments in ASU No. 2010-26 specify that only certain costs incurred related to the successful acquisition of new and renewal contracts should be capitalized. ASU No. 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU No. 2010-26 on its consolidated financial statements.

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments—The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of December 31, 2010 and December 31, 2009 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2010
Fixed income securities:
Municipal bonds	$232,108	$668	$(12,665)	$220,111
Foreign governments	151,393	946	—	152,339
Corporate bonds	1,241,265	8,278	(17,726)	1,231,817
FDIC corporate bonds	180,698	703	(631)	180,770
U.S. governments and agencies	326,082	1,955	(4,914)	323,123
Mortgage-backed securities	326,832	462	(5,120)	322,174
Asset-backed securities	221,016	567	(711)	220,872

Total fixed income securities	2,679,394	13,579	(41,767)	2,651,206
Equity securities:
Common stocks	34,773	294	(4,403)	30,664
Preferred stocks	105,410	16,766	(1,755)	120,421

Total equity securities	140,183	17,060	(6,158)	151,085
Short-term investments	17,886	3	(22)	17,867

Total investments	$2,837,463	$30,642	$(47,947)	$2,820,158

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2009
Fixed income securities:
Municipal bonds	$2,044,600	$36,744	$(15,949)	$2,065,395
Foreign governments	47,023	145	(1,135)	46,033
Corporate bonds	87,832	1,933	(2,305)	87,460
FDIC corporate bonds	137,900	1,836	(328)	139,408
U.S. governments and agencies	10,616	524	—	11,140
Mortgage-backed securities	5,486	266	—	5,752

Total fixed income securities	2,333,457	41,448	(19,717)	2,355,188
Equity securities:
Common stocks	29,684	—	(594)	29,090
Preferred stocks	163,324	26,021	(3,322)	186,023

Total equity securities	193,008	26,021	(3,916)	215,113
Short-term investments	2,232	—	—	2,232

Total investments	$2,528,697	$67,469	$(23,633)	$2,572,533

As of December 31, 2010, the Company’s investment portfolio included 629 securities in an unrealized loss position compared to 129 securities as of December 31, 2009. At December 31, 2010, the Company had gross unrealized losses of $47.9 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.6 billion. The deterioration in unrealized losses on the fixed income portfolio from December 31, 2009 to December 31, 2010 was primarily due to the effect of rising yields across the fixed income investment categories in the fourth quarter of 2010 mitigated by the Company’s decision to liquidate a majority of its municipal bond portfolio. Unrealized losses on the Company’s corporate bond portfolio at December 31, 2010 were primarily related to an increase in interest rates in 2010. In the International Operations segment, unrealized losses in the corporate bond portfolio at December 31, 2009 were primarily due to foreign currency remeasurement. As of December 31, 2010, the total fair value of the mortgage backed securities portfolio was $322.2 million, with $314.9 million invested in residential mortgage-backed securities and $7.3 million invested in commercial mortgage-backed securities. As of December 31, 2009, the total fair value of the mortgage-backed securities portfolio was $5.8 million, with $2.6 million invested in residential mortgage-backed securities and the remaining $3.2 million invested in commercial mortgage-backed securities. In addition, included in the December 31, 2009 gross unrealized losses are $0.4 million of non-credit related other-than-temporary impairments in accordance with Topic 320 on debt securities. There were no non-credit related other-than-temporary impairments on debt securities in 2010.

Gross unrealized losses in the equity security portfolio were $2.2 million higher at December 31, 2010 compared with December 31, 2009 due to the depreciation in the valuation of the common stock portfolio partially offset by the improvement in the valuation of the preferred stock portfolio. At December 31, 2010, the total preferred stock portfolio had a fair value of $120.4 million, with $37.0 million invested in public utility companies and the remaining $83.4 million invested in the financial services sector. The gross unrealized loss in the preferred stock portfolio as of December 31, 2010 was $1.6 million lower compared with December 31, 2009 as a result of the improvement in the market valuation of preferred securities and the sale of certain preferred stocks in 2010.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aging of Unrealized Losses—The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
U.S. government	186,635	(4,914)	—	—	186,635	(4,914)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2009
Fixed income securities:
Municipal bonds	$559,817	$(11,494)	$62,032	$(4,455)	$621,849	$(15,949)
Foreign governments	7,270	(237)	7,151	(898)	14,421	(1,135)
Corporate bonds	33,298	(1,381)	7,031	(924)	40,329	(2,305)
FDIC corporate bonds	7,743	(328)	—	—	7,743	(328)

Total fixed income securities	608,128	(13,440)	76,214	(6,277)	684,342	(19,717)
Equity securities:
Common stocks	28,955	(594)	—	—	28,955	(594)
Preferred stocks	—	—	54,706	(3,322)	54,706	(3,322)

Total equity securities	28,955	(594)	54,706	(3,322)	83,661	(3,916)

Total	$637,083	$(14,034)	$130,920	$(9,599)	$768,003	$(23,633)

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

The Company assesses equity securities using the criteria outlined above and also considers whether, in addition to these factors, it has the ability and intent to hold the equity securities for a period of time sufficient for recovery of cost. Where the Company lacks that ability or intent, the equity security’s decline in fair value is deemed to be other than temporary, and the Company records the full difference between fair value and cost or amortized cost in earnings.

Once the determination is made that a debt security is other-than-temporarily impaired, an estimate is developed of the portion of such impairment that is credit-related. The estimate of the credit-related portion of impairment is based upon a comparison of ratings at the time of purchase and the current ratings of the security, to establish whether there have been any specific credit events during the time the Company has owned the security, as well as the outlook through the expected maturity horizon for the security. The Company obtains ratings from nationally recognized rating agencies for each security being assessed. The Company also incorporates information on the specific securities from its management and, as appropriate, from its external investment advisors on their views on the probability of it receiving the interest and principal cash flows for the remaining life of the securities.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other-than-temporary Impairment—During the years ended December 31, 2010 and December 31, 2009, the Company recorded other-than-temporary impairment losses in net realized investment gains (losses) of the consolidated statements of operations as follows:

	Year Ended December 31, 2010	Period from April 1, 2009 to December 31, 2009
	(Dollars in thousands)
Total other-than-temporary impairment losses on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$363	$754
Less: portion of OTTI losses recognized in AOCI (before taxes)	—	433

Net impairment losses recognized in net (loss) income for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	363	321
OTTI losses recognized in net (loss) income for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	—	1,247
Impairment losses related to equity securities	459	6,694

Net impairment losses recognized in statement of operations	$822	$8,262

In addition to the other-than-temporary impairments of $8.3 million recorded in 2009 subsequent to the adoption of Topic 320, the Company also recorded $5.8 million of other-than-temporary impairments in the first quarter of 2009.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity related to the credit component recognized in net realized investment gains on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the years ended December 31, 2010 and December 31, 2009 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	December 31, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(647)	—	142

Total OTTI credit losses recognized for debt securities	$2,506	$(647)	$—	$1,859

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	April 1, 2009 Cumulative OTTI credit losses recognized for securities still held	Additions for OTTI securities where no credit losses were recognized prior to April 1, 2009	Additions for OTTI securities where credit losses were recognized prior to April 1, 2009	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	December 31, 2009 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,575	$—	$142	$—	$—	$1,717
Corporate Bonds	632	—	179	22	—	789

Total OTTI credit losses recognized for debt securities	$2,207	$—	$321	$22	$—	$2,506

Scheduled Maturities—The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at December 31, 2010:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$236,982	$237,965
Due after one year through five years	1,214,467	1,216,140
Due after five years through ten years	611,405	596,553
Due after ten years	289,708	278,374
Mortgage-backed securities	326,832	322,174

Total fixed income securities	$2,679,394	$2,651,206

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Income—Net investment income consists of the following:

	2010	2009	2008
	(Dollars in thousands)
Fixed income securities	$71,180	$99,001	$103,770
Equity securities	8,161	15,085	21,583
Short-term investments, cash and cash equivalents and other	1,985	6,835	15,289

Investment income before expenses	81,326	120,921	140,642
Investment expenses	(3,174)	(1,755)	(1,941)

Net investment income	$78,152	$119,166	$138,701

Net Realized Investment Gains (Losses)—Net realized investment gains (losses) consist of the following:

	2010	2009	2008
	(Dollars in thousands)
Fixed income securities:
Gross gains	$85,889	$48,587	$30,585
Gross losses	(5,864)	(6,239)	(8,439)

Net gains	80,025	42,348	22,146
Equity securities:
Gross gains	17,040	13,691	24,092
Gross losses	(606)	(20,050)	(99,397)

Net gains (losses)	16,434	(6,359)	(75,305)
Short-term investments:
Gross gains	237	—	6,695
Gross losses	(190)	(1,745)	(2,202)

Net gains (losses)	47	(1,745)	4,493

Investment in unconsolidated subsidiaries:
Impairment of unconsolidated subsidiaries	—	—	(90,868)
Sale of unconsolidated subsidiary	10	3,227	—

Net gains (losses)	10	3,227	(90,868)

Net realized investment gains (losses) before income taxes	96,516	37,471	(139,534)
Income tax expense (benefit)	31,843	13,115	(48,837)

Total net realized investment gains (losses) after income taxes	$64,673	$24,356	$(90,697)

Net realized investment gains for 2010 resulted primarily from the sales of certain municipal bonds and preferred stocks. Net realized investment gains for 2009 resulted primarily from sales of municipal bonds offset by impairments and exchanges of preferred equity securities. Net realized investment gains for 2009 include other-than-temporary impairments recorded during the first quarter of 2009; upon adoption of Topic 320 on April 1, 2009, the Company recognized a cumulative effect adjustment to retained earnings and accumulated other comprehensive income for the non-credit portion of previously recorded impairments of debt securities in the amount of $2.5 million; $1.1 million of these losses were recorded in the first quarter of 2009 and $1.4 million of the losses were recorded in previous years. The net investment losses in 2008 include a $96.5 million loss related to the Company’s other-than-temporary impairment of certain preferred securities in its U.S. investment portfolio. Also included in the net investment losses for 2008 is the Company’s impairment of its investment in

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its unconsolidated subsidiaries, which includes an $88.0 million loss related to the impairment of the Company’s investment in FGIC in the first quarter of 2008 and a $2.9 million loss related to the Company’s impairment of its investment in RAM Re.

Investment Concentrations and Other Items—In 2009, the Company maintained an investment portfolio principally of U.S. municipal bonds. Due to the decision to liquidate the majority of its’ municipal bond portfolio in 2010, the Company currently maintains an investment portfolio principally of corporate bonds.

The following industries represent the largest concentrations in the corporate bond portfolio, expressed as a percentage of the fair value of all corporate bond holdings. Holdings in industries that exceed 5% of the corporate bond portfolio as of 2010 are expressed below:

2010
Industrial	37.1%
Finance	29.4%
Utilities	18.0%
International	8.1%
Insurance	6.6%

Other Items—At December 31, 2010, fixed income securities and short-term investments with an aggregate fair value of $12.1 million were on deposit with regulatory authorities as required by law.

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of December 31, 2010 and December 31, 2009:

	December 31, 2010	Ownership Percentage	December 31, 2009	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	0.0%	$—	42.0%
CMG MI	106,470	50.0%	124,826	50.0%
Other*	14,570	various	14,949	various

Total	$121,040		$139,775

*	Other represents principally various limited partnership investments.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity in earnings (losses) from unconsolidated subsidiaries is shown for the periods presented:

	2010	Ownership Percentage	2009	Ownership Percentage	2008	Ownership Percentage
	(Dollars in thousands)
FGIC	$—	0.0%	$—	42.0%	$—	42.0%
CMG MI	(17,432)	50.0%	(11,452)	50.0%	6,456	50.0%
RAM Re	—	0.0%	—	0.0%	(57,670)	23.7%
Other	5,185	various	(567)	various	(588)	various

Total	$(12,247)		$(12,019)		$(51,802)

Due to the impairment of its FGIC investment in the first quarter of 2008 and the sale of FGIC during the third quarter of 2010, the Company did not recognize any equity in earnings (losses) from FGIC in 2008, 2009 or 2010. Additionally, due to the impairment of RAM Re during 2008 and the sale of RAM Re during the fourth quarter of 2009, the Company did not recognize equity in earnings (losses) from RAM Re in 2009 or 2010.

CMG MI’s condensed balance sheets as of December 31, 2010 and 2009, and condensed statements of operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$383,399	$399,989
Deferred policy acquisition costs	12,029	13,801
Other assets	26,767	22,098

Total assets	$422,195	$435,888

Liabilities:
Reserve for losses and loss adjustment expenses	$187,043	$169,807
Unearned premiums	12,998	17,408
Debt	10,000	—
Other liabilities	5,922	5,728

Total liabilities	215,963	192,943
Shareholders’ equity	206,232	242,945

Total liabilities and shareholders’ equity	$422,195	$435,888

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Condensed Statements of Operations
Gross revenues	$105,070	$124,588	$108,808
Total expenses	161,962	166,301	93,670

(Loss) income before income taxes	(56,892)	(41,713)	15,138
Income tax (benefit) expense	(22,027)	(18,808)	2,225

Net (loss) income	(34,865)	(22,905)	12,913

PMI’s ownership interest in common equity	50.0%	50.0%	50.0%

Total equity in (losses) earnings from CMG MI	$(17,432)	$(11,452)	$6,456

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$41,289	$34,791	$18,305
Policy acquisition costs incurred and deferred	23,522	24,279	34,771
Amortization of deferred policy acquisition costs	(18,439)	(17,781)	(18,285)

Balance at December 31,	$46,372	$41,289	$34,791

Deferred policy acquisition costs are affected by qualifying costs that are deferred in the period and amortization of previously deferred costs in such periods. Deferred policy acquisition costs are reviewed periodically to determine whether they exceed recoverable amounts, after considering investment income. During 2008, PMI Guaranty impaired its remaining deferred policy acquisition cost asset by $3.6 million, reducing its value to zero. The Company also impaired $1.2 million of deferred policy acquisition cost assets relating to PMI Europe during both 2009 and 2008.

NOTE 7.    PROPERTY, EQUIPMENT AND SOFTWARE

The following table sets forth the cost basis of, and accumulated depreciation and amortization for, property, equipment and software for the years ended:

	2010	2009
	(Dollars in thousands)
Software	$173,088	$171,158
Building and leasehold improvements	96,390	96,273
Furniture and equipment	13,310	18,511
Land	5,000	5,000

Property and equipment, at cost	287,788	290,942
Less accumulated depreciation and amortization	(202,602)	(189,049)

Total property, equipment and software, net of accumulated depreciation and amortization	$85,186	$101,893

Depreciation and amortization expense related to property, equipment, including capital leases, and software totaled $19.6 million in 2010, $25.2 million in 2009 and $29.3 million in 2008. Capitalized costs associated with computer software for internal use were $2.9 million in 2010, $2.7 million in 2009 and $8.1 million in 2008.

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

	2010	2009	2008
	(Dollars in thousands)
Balance at January 1,	$3,178,359	$2,667,719	$1,177,309
Less: reinsurance recoverables	(703,550)	(482,678)	(36,917)

Net balance at January 1,	2,474,809	2,185,041	1,140,392
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	928,553	1,505,211	1,690,138
Prior years (1)	325,159	217,649	167,559

Total incurred	1,253,712	1,722,860	1,857,697
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(39,654)	(308,759)	(100,795)
Prior years	(1,275,884)	(1,123,290)	(727,576)

Total payments	(1,315,538)	(1,432,049)	(828,371)

Foreign currency translation effects	(2,889)	(1,043)	(4,927)
Net change in PMI Guaranty’s loss reserves (2)	—	—	20,250

Net ending balance at December 31,	2,410,094	2,474,809	2,185,041
Reinsurance recoverables	459,671	703,550	482,678

Balance at December 31,	$2,869,765	$3,178,359	$2,667,719

(1)	The $325.2 million net increase in prior years’ reserves in 2010 was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ primary reserves and to a lesser extent the increases in pool reserves. The increase in the primary reserves was driven by increases in claim rates partially offset by a benefit from reductions in claim sizes. The increase in the primary claim rates was primarily due to a decline in rescission activity beyond the Company’s expectations which caused it to reduce its estimate of future rescissions, thereby increasing loss reserves. To a lesser extent, the increase in claim rates was also due to reduced expectations with respect to levels of future loan modifications and fewer than expected cures. The decrease related to reductions in claim sizes was primarily due to a benefit with respect to claim denials which was significantly offset by increases in severity as a result of continued home price declines, changes in the geographic mix of our primary portfolio and fewer rescissions resulting in losses on loans with generally higher claim sizes.

The 2010 increase in prior years’ reserves for the pool business was driven by increases in claim rates, offset by decreases in claim sizes. The increase in the prior years’ pool reserves was partially offset by approximately $47.8 million related to negotiated early discounted claim payments for modified pool contract restructurings completed in 2010. The development of the prior years’ reserves with respect to pool business was not significantly impacted by changes in the rescission or claim denial estimates.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $217.6 million net increase in prior years’ reserves in 2009 was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ pool reserves partially offset by decreases in primary reserves. In 2009, the increase in the prior years’ reserves related to the pool portfolio was due to increases in claim rates and claim sizes. These increases related to prior years’ reserves were offset by approximately $61.0 million of benefits from the $130 million of negotiated early discounted claim payments for modified pool contract restructurings completed in 2009. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts. The increases in pool claim sizes were also driven by the significant weakening of the housing and mortgage markets and the elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

The 2009 decrease in prior years’ reserves for the primary business was due primarily to decreases in claim rates and claim sizes. The decrease related to reductions in claim rates was primarily due to an increase in the Company’s estimate of future rescissions resulting in a decrease in loss reserves. This decrease was almost entirely offset by the increase in reserves related to fewer than expected cures and fewer loan modifications. The decrease related to decreases in claim sizes was primarily due to increases in claim denials.

In 2008, the $167.6 million increase in prior years’ reserves was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ primary reserves and to a lesser extent the increases in pool reserves. Increases in claim rates partially offset by decreases in claim sizes drove the increase in the primary reserves. The increases in primary claim rates were driven by lower than expected cure performance. The decreases in primary claim sizes were driven by the significant weakening of the housing and mortgage markets. The increase in prior years’ reserves related to pool business was due to increases in pool claim rates and pool claim sizes. These increases in pool claim rates were driven by lower than expected cure performance and the elevated percentage of Alt-A or limited documentation loans insured under the pool contracts. The increases in pool claim sizes were also driven by the percentage of Alt-A or limited documentation loans insured under the pool contracts and the significant weakening of the housing and mortgage markets. The increase in prior years’ reserves was not significantly impacted by changes in the rescission or claim denial estimates.

(2)	Includes losses and LAE incurred of $29.9 million and payments of $9.6 million for the year ended December 31, 2008 from PMI Guaranty which is reported as discontinued operations in the consolidated statement of operations for all periods presented.

The decrease in total consolidated loss reserves at December 31, 2010 compared to December 31, 2009 was primarily due to decreases in the reserve balances for U.S. Mortgage Insurance Operations primarily due to payment of claims on the Company’s primary and pool insurance portfolios. The payment of claims on the modified pool portfolio includes the acceleration of claim payments related to the restructuring of certain modified pool policies in 2010. Upon receipt of default notices, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a default notice to result in a primary claim payment. Accordingly, almost all losses paid relate to default notices received in prior years. The increase in total consolidated loss reserves as of December 31, 2009 compared to December 31, 2008 was primarily due to increases in the reserve balances for U.S. Mortgage Insurance Operations primarily as a result of an increase in the default inventory and adverse loss development on claim rates and claim sizes from the Company’s modified pool contracts.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    DEBT AND REVOLVING CREDIT FACILITY

	December 31, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$215,158	$215,158	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	112,023	112,023	64,585
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	36,631	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	240,135	187,634	—

Total debt	$786,343	$653,697	$616,158	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at December 31, 2010 include accrued interest.

6.000% and 6.625% Senior Notes—In September 2006, the Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the senior debt that was issued. As of December 31, 2010, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $6.4 million (pre-tax).

Effective January 1, 2008, the Company elected to adopt the fair value option presented by ASC Topic 825 for the Company’s 6.000% Senior Notes and 6.625% Senior Notes. ASC Topic 825 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Note 10. Fair Value Disclosures, for further discussion.) The change in fair value of debt instruments is recorded as a separate line item in the Company’s consolidated statements of operations.

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group. As of February 1, 2007, the Company has the right to redeem the Junior Subordinated Debentures prior to their stated maturity at the option of the Company in whole at any time or in part from time to time. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the time of the initial adoption of ASC Topic 825, the Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have had a significant impact on the Company’s consolidated financial results. Therefore, the Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

Revolving Credit Facility—The Company amended its revolving credit facility (the “credit facility” or “facility”) effective May 29, 2009 following the satisfaction of certain conditions precedent agreed upon between the Company and the lenders under the facility on May 8, 2009. In connection with the Amended Agreement, MIC and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the $187 million contingent note from MIC which MIC received in connection with the sale of PMI Australia (the “QBE Note”). Upon the completion of the sale of the QBE Note to The PMI Group from MIC, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement.

In the second quarter of 2010, The PMI Group used $75 million of the net proceeds from the concurrent common stock and Convertible Notes offerings to pay down the credit facility from $124.8 million to $49.8 million. The total maximum amount of the lenders’ commitments is $50 million. In April 2010, in connection with the offerings, the Company amended its credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant. The credit facility places certain limitations on the Company’s ability to pay dividends on its common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S.

Convertible Notes—In April 2010, the Company received proceeds of $279.0 million after the deduction of offering expenses of $6.1 million upon issuance of the 4.50% Convertible Notes due 2020. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. At December 31, 2010, the following summarizes the liability and equity components of the Convertible Notes:

December 31, 2010
(Dollars in thousands)
Liability components:
4.50% Convertible Notes due 2020	$285,000
Convertible Notes discount	(101,478)
Convertible Notes amortized discount	4,112

Convertible Notes, net of discount	$187,634

Equity components:
Additional Paid in Capital:
Embedded conversion option	$101,478
Less: Embedded conversion option tax effect	(35,517)
Less: Issuance Costs	(3,121)

$62,840

The Company has allocated the Convertible Notes offering costs to the liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At December 31, 2010, remaining unamortized debt issuance costs included in other assets were $5.7 million and are being amortized to interest expense over the term of the Convertible Notes. Amortization expense for the year ended December 31, 2010 was $0.4 million. At December 31, 2010 the remaining amortization period for the unamortized Convertible Notes discount and debt issuance costs was 9.33 years.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of interest expense resulting from the Convertible Notes for the year ended December 31, 2010 is as follows:

Year ended December 31, 2010
(Dollars in thousands)
Contractual coupon interest	$8,550
Amortization of Convertible Notes debt discount	4,112
Amortization of debt issuance costs	414

Interest expense	$13,076

For the period ended December 31, 2010, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 10.3%.

Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Convertible Notes’ If-Converted value did not exceed the principal amount of $285 million at December 31, 2010.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the difference between fair values as of December 31, 2010 and December 31, 2009 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Fluctuations in credit spreads drive changes in fair values of the long-term debt. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the year ended December 31, 2010 would have been $4.86 per share compared to $5.70 per share as reported in 2010.

	Fair Value (including accrued interest) as of December 31, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$215,158	$254,375	$39,217
6.625% Senior Notes	$112,023	$152,898	$40,875

	Fair Value (including accrued interest) as of December 31, 2009	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$149,063	$254,375	$105,312
6.625% Senior Notes	$64,585	$152,898	$88,313

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	December 31, 2010			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$220,111	$—	$220,111
Foreign governments	—	152,339	—	152,339
Corporate bonds	—	1,231,817	—	1,231,817
FDIC corporate bonds	—	180,770	—	180,770
U.S. governments and agencies	—	323,123	—	323,123
Mortgage-backed securities	—	320,192	1,982	322,174
Asset-backed securities	—	220,872	—	220,872

Total fixed income securities	—	2,649,224	1,982	2,651,206
Equity securities:
Common stocks	30,192	—	472	30,664
Preferred stocks	—	116,734	3,687	120,421

Total equity securities	30,192	116,734	4,159	151,085
Short-term investments	462	17,405	—	17,867
Cash and cash equivalents	267,705	—	—	267,705

Total assets	$298,359	$2,783,363	$6,141	$3,087,863

Liabilities
Credit default swaps	$—	$—	$5,366	$5,366
6.000% Senior Notes	—	215,158	—	215,158
6.625% Senior Notes	—	112,023	—	112,023

Total liabilities	$—	$327,181	$5,366	$332,547

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$2,065,395	$—	$2,065,395
Foreign governments	—	46,033	—	46,033
Corporate bonds	—	87,460	—	87,460
FDIC corporate bonds	—	139,408	—	139,408
U.S. governments and agencies	—	11,140	—	11,140
Mortgage-backed securities	—	2,605	3,147	5,752
Asset-backed securities	—	—	—	—

Total fixed income securities	—	2,352,041	3,147	2,355,188
Equity securities:
Common stocks	28,955	—	135	29,090
Preferred stocks	—	182,188	3,835	186,023

Total equity securities	28,955	182,188	3,970	215,113
Short-term investments	2,232	—	—	2,232
Cash and cash equivalents	686,891	—	—	686,891

Total assets	$718,078	$2,534,229	$7,117	$3,259,424

Liabilities
Credit default swaps	$—	$—	$17,331	$17,331
6.000% Senior Notes	—	149,063	—	149,063
6.625% Senior Notes	—	64,585	—	64,585

Total liabilities	$—	$213,648	$17,331	$230,979

Fair Value of Credit Default Swap Contracts

PMI Europe’s risk-in-force related to its credit default swap (“CDS”) contracts was $12.4 million, which is the maximum potential amount of loss, as of December 31, 2010 and $4.0 billion as of December 31, 2009. Certain PMI Europe CDS contracts contain collateral support provisions which, in certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of December 31, 2010 is $5.4 million, for which the Company has posted collateral of $4.7 million in the normal course of business. The actual level of collateral posted in 2011 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $5.4 million and $17.3 million as of December 31, 2010 and December 31, 2009, respectively, and is included in other liabilities on the balance sheet.

PMI Europe’s CDS contracts are valued using internal proprietary models because these instruments are unique, complex, and private and are often customized transactions, for which observable market quotes are not regularly available. Due to the lack of observable inputs required to value CDS contracts, they are considered to

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be Level 3 under the Topic 820 fair value hierarchy. Valuation models and the related assumptions are continuously re-evaluated by management and refined, as appropriate.

Key inputs used in the Company’s valuation of CDS contracts include the transaction notional amount, expected term, premium rates on risk layers, changes in market spreads and cost of capital, estimated loss rates and loss timing, and risk free interest rates. As none of the instruments that the Company is holding are traded, the Company develops internal exit price estimates. Its internal exit price estimates are based on a number of factors, including its own expectations of loss payments and timing.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and December 31, 2009.

	Total Fair Value Measurements
	Year Ended December 31, 2010
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Balance, January 1, 2010	3,148	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	8,288
Included in other comprehensive income (2)	(1,166)	—	1,299
Purchase, issuance and settlements (3)	—	250	2,378

Balance, December 31, 2010	$1,982	$4,159	$(5,366)

	Year Ended December 31, 2009
	(Dollars in thousands)
Balance, January 1, 2009	3,441	4,464	(54,542)
Total gains or (losses)
Included in earnings (1)	—	(377)	31,581
Included in other comprehensive income (2)	(293)	(612)	(391)
Purchase, issuance and settlements (3)	—	495	6,021

Balance, December 31, 2009	$3,148	$3,970	$(17,331)

(1)	The losses on equity securities of $0.1 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively, are included in net realized gains in the Company’s consolidated statement of operations. The gains on credit default swaps of $8.3 million and $31.6 million for the years ended December 31, 2010 and 2009, respectively, are included in other income in the Company’s consolidated statement of operations.
(2)

The loss on fixed income securities of $1.2 million for the year ended December 31, 2010 is a result of changes in the market value of certain mortgage-backed securities and is included in other comprehensive income. The losses on fixed income and equity securities of

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$0.3 million and $0.6 million, respectively, for the year ended December 31, 2009 are results of changes in the market value and are included in other comprehensive income. The gain on credit default swaps of $1.3 million and the loss on credit default swaps of $0.4 million for the years ended December 31, 2010 and 2009, respectively, are a result of the translation from the Euro to the U.S. dollar and are included in other comprehensive income.

(3)	The purchase, issuance and settlements of $0.3 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively, represent the exercise of common stock purchase warrants. The purchase, issuance and settlements of $2.4 million and $6.0 million for the years ended December 31, 2010 and 2009, respectively, represent net cash paid on credit default swaps.

NOTE 11.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the years ended:

	2010	2009	2008
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$695,911	$806,580	$901,013
Assumed	23	(8,411)	15,313
Ceded	(124,711)	(154,006)	(188,998)

Net premiums written	$571,223	$644,163	$727,328

Premiums earned
Direct, net of refunds	$703,021	$836,583	$922,945
Assumed	422	2,696	12,851
Ceded	(126,071)	(156,333)	(191,204)

Net premiums earned	$577,372	$682,946	$744,592

Losses and loss adjustment expenses
Direct	$1,391,156	$2,071,661	$2,321,666
Assumed	59	(1,838)	441
Ceded	(137,503)	(346,963)	(464,410)

Net losses and LAE	$1,253,712	$1,722,860	$1,857,697

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 100.0% of total ceded premiums written in 2010 compared to 99.9% and 98.9% in 2009 and 2008, respectively. The Company recorded $459.7 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of December 31, 2010, compared to $703.6 million as of December 31, 2009. These amounts have been reduced by a valuation allowance of $75.1 million and $59.6 million on reinsurance recoverables, to the extent applicable, if they are in excess of captive trust account balances as of December 31, 2010 and 2009, respectively. This decrease in reinsurance recoverables is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. As of December 31, 2010 and December 31, 2009, the total assets in captive trust accounts, including those for which a valuation allowance was established as the recoverables exceed trust account balances, held for the benefit of PMI totaled approximately $724.3 million and $940.7 million, before quarterly net settlements, respectively. Overall assumed premium for the year ended December 31, 2009 was negative due to the restructuring of two contracts in the Company’s European operations and a contract in the Company’s U.S. Mortgage Insurance Operations that resulted in premium reversals of approximately $7.3 million and $1.0 million, respectively.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    INCOME TAXES

The components of income tax benefit from continuing operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
	(Dollars in thousands)
Current	$2,846	$(107,848)	$(22,614)
Deferred	(29,175)	(299,444)	(411,352)

Total income tax benefit from continuing operations	$(26,329)	$(407,292)	$(433,966)

Under § 832(e) of the IRC mortgage guaranty insurers are permitted to deduct, within certain limitations, additions to contingency reserves that are required by statute. This provision allows mortgage guaranty insurers to increase statutory unassigned surplus through the purchase of non-interest bearing “tax and loss bonds” from the federal government. The tax and loss bonds purchased are limited to the tax benefit of the deduction for additions to the contingency reserves. The Company did not purchase any tax and loss bonds in 2010, 2009 and 2008. The Company redeemed $40.5 million tax and loss bonds in 2010, $274.8 million in 2009 and $396.3 million in 2008. The purchase and redemption of tax and loss bonds are included as a deferred component of income tax expense.

A reconciliation of the statutory federal income tax rate to the effective tax rate reported on (loss) income from operations before income taxes is shown in the following table:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax-exempt interest	2.2	2.8	2.2
Valuation allowance	(34.8)	0.0	(0.5)
State taxes, net	0.3	0.7	0.2
Foreign taxes, net	0.5	0.8	(2.0)
Other	0.1	(0.9)	(2.1)

Effective income tax rate	3.3%	38.4%	32.8%

The Company’s effective tax rates from continuing operations were 3.3%, 38.4% and 32.8% for the years ended December 31, 2010, 2009 and 2008, respectively, compared to the federal statutory rate of 35.0%. The primary driver for the decrease in effective tax rates and the decrease in tax benefit for 2010 was the $279.0 million increase in our deferred tax valuation allowance in 2010. As the Company reported a net loss for the year ended December 31, 2009, municipal bond investment income and income from certain international operations, which have lower effective tax rates, increased the Company’s effective tax rate in comparison to the federal statutory rate.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the deferred income tax assets and liabilities as of December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)

Deferred tax assets:
AMT and other credits	$194,974	$192,819
Discount on loss reserves	34,342	35,558
Unearned premium reserves	4,090	4,128
Basis difference on investments in unconsolidated subsidiaries	—	215,944
Abnormal capital loss	245,511	—
Pension costs and deferred compensation	21,766	17,964
Contingency reserve deduction, net of tax and loss bonds	—	40,478
Net operating losses	244,269	12,569
Basis difference in foreign subsidiaries	28,272	25,375
Other assets	18,880	23,076

Total deferred tax assets	792,104	567,911

Deferred tax liabilities:
Deferred policy acquisition costs	16,230	14,451
Unrealized net gains on investments	9,952	11,118
Convertible debt discount	34,072	—
Unrealized net gains on debt	35,113	77,097
Software development costs	2,638	8,499
Equity in earnings from unconsolidated subsidiaries	21,094	27,406
Other liabilities	2,819	2,440

Total deferred tax liabilities	121,918	141,011

Net deferred tax asset	670,186	426,900
Valuation allowance	(527,287)	(248,277)

Net deferred tax asset	$142,899	$178,623

The Company evaluates the need for a valuation allowance quarterly taking into consideration all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. The Company previously realized benefits from the use of tax and loss bonds which, when redeemed, resulted in taxable income that offset the Company’s operating losses. The Company redeemed its remaining tax and loss bonds in the first quarter of 2010 and there were no remaining benefits that the Company could consider when it evaluated its deferred tax valuation allowance. As of December 31, 2010, the tax valuation allowance was $527.3 million against a $670.2 million net deferred tax asset. (See Note 2, Summary of Significant Accounting Policies, for further discussion.)

The deferred tax asset of $245.5 million labeled “abnormal capital loss” above represents the sale of capital assets which include FGIC and preferred stocks during a time where they would qualify as an “abnormal loss” under Internal Revenue Code § 832(c)(5) previously recorded as unrealized losses. Capital losses qualifying under this section of the Internal Revenue Code are allowed to offset ordinary income to the extent they exceed capital gains and can be carried back three years and forward five years. Accordingly, when the tax returns are filed for 2010, the abnormal losses will be carried back to 2008 where significant taxable income was generated

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

due to the sale of our Australia and Asia subsidiaries, as well as the redemption of tax and loss bonds. While the carryback of abnormal losses will not generate any tax refund on a consolidated level, certain credits that were used to offset the 2008 taxes will be released and available to offset future taxable income. Most of these credits are foreign tax credits which will expire in 2018 if not utilized before that time.

In accordance with Topic 740, the Company has recorded a contingent liability of $2.3 million and $3.0 million as of December 31, 2010 and December 31, 2009, respectively, which, if recognized, would affect the Company’s future effective tax rate. When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $0.4 million in 2010. As of December 31, 2010, there were no additional positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
United States	From 2007 to present
California	From 2006 to present
Ireland	From 2007 to present
Canada	From 2007 to present

In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2006 in 2010. The Company is currently under an IRS audit for the 2008 tax year.

PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During 2009, the Company determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested”. As such, related income tax amounts have subsequently been recorded as components in the consolidated statement of operations and accumulated other comprehensive income (loss).

The Company has domestic net operating loss carryforwards of approximately $633.8 million that will expire in 2030, if not utilized. The Company has foreign net operating loss carryforwards of approximately $35.9 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $195.0 million, primarily related to the payment of alternative minimum tax of $106.3 million, foreign taxes of $80.1million, and general business credits of $8.6 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized by 2018.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain office space and office equipment. Minimum rental payments under non-cancelable operating leases and capital leases in the aggregate for the five years subsequent to 2010 and thereafter are as follows:

	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
Year ending December 31,
2011	$135	$1,555	$1,690
2012	135	1,254	1,389
2013	135	335	470
2014	135	263	398
2015	—	19	19
Thereafter	—	—	—

Total minimum lease payments	$540	$3,426	$3,966

Rent expense for all leases was $2.1 million for 2010, $0.4 million for 2009 and $3.8 million for 2008.

Income Taxes—As of December 31, 2010, no tax issues from the most recently closed or current IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

Guarantees—The PMI Group has guaranteed certain payments to the holders of the privately issued debt securities (“Capital Securities”) issued by PMI Capital I, an unconsolidated subsidiary of the Company. Payments with respect to any accrued and unpaid distributions payable, the redemption amount of any Capital Securities that are called and amounts due upon an involuntary or voluntary termination, winding up or liquidation of the Issuer Trust are subject to the guarantee. In addition, the guarantee is irrevocable, is an unsecured obligation of the Company and is subordinate and junior in right of payment to all senior debt of the Company. The principal amount of the Junior Subordinated Debentures is $51.6 million.

Funding Obligations—As of December 31, 2010, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Legal Proceedings—The Company is engaged in litigation and alternative dispute resolution with respect to its rescission activity. These proceedings, discussed below, are complex and their outcomes are subject to substantial uncertainty.

•

As previously disclosed, on January 26, 2009, the Company was served with a complaint filed by Bayview Loan Servicing, LLC (“Bayview”) in California Superior Court. The complaint alleges that the Company improperly rescinded mortgage insurance coverage, or terminated coverage for non-payment of premium, on 94 loans and seeks unspecified contractual and extra-contractual damages. The Company filed an answer to Bayview’s complaint in March 2009. The case is currently in the discovery phase. A trial date has been set for September 2011. The disputed risk on the 94 loans is approximately $9 million. We believe that all of the disputed risk is delinquent.

•

The Company and a customer have agreed to participate in arbitration proceedings regarding contested rescissions on approximately 190 loans. In its demand for arbitration, the customer seeks unspecified contractual and extra-contractual damages. The arbitration is currently scheduled to take place in July

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011. The disputed risk on the loans subject to arbitration is approximately $13 million. We believe that a significant majority of the disputed risk is delinquent.

•

In October 2010, Regions Bank filed a complaint against the Company in state court in Jefferson County, Alabama, alleging that PMI improperly rescinded coverage on ten loans. In its complaint, Regions Bank seeks declaratory judgment and unspecified contractual and extra-contractual damages. PMI filed an answer to the complaint on March 10, 2011. The parties have been engaging in informal discussions related to the loans and the Company now believes that the number of disputed loans has been reduced to four, representing approximately $0.3 million of risk. All of the remaining disputed risk is delinquent.

•

In December 2010, the Company and a customer agreed to participate in a one day, voluntary mediation with respect to contested rescissions on a group of what we believe to be approximately 1,000 loans, with risk in force of approximately $90 million. We believe that the significant majority of the disputed risk is delinquent. The mediation occurred on March 1, 2011 and did not result in a resolution of the matter.

•

In February 2011, the Company was advised by a customer that it desired to engage in arbitration with respect to approximately 100 rescinded loans. The customer has not yet identified the loans at issue. The Company and the customer are discussing the timing and structure of any such arbitration.

In addition to the above matters, other customers have challenged the legal and factual bases of the Company’s rescission decisions. The Company is in discussions with such customers and, to date, such matters have not resulted in litigation or other formal dispute resolution proceedings initiated against the Company.

The above matters are generally in the early stages and the Company intends to defend against these claims vigorously. The Company’s contractual rescission rights have not been subject to judicial or arbitral decisions. As a result, and as the above matters represent aggregations of multiple rescission decisions based upon review of individual loan files, the ultimate resolution of these matters is inherently uncertain and impossible to ascertain. While the Company considers potential future reinstatements of rescinded policies as a result of its rescission reconsideration process when it establishes its IBNR reserves, these reserves are not intended to include the possibility that the Company may be unsuccessful in defending its rescissions in the above litigation or other dispute resolution processes.

If the Company were wholly unsuccessful in defending its rescission decisions in one or more of the above matters, it would likely be required to reinstate coverage on the disputed, rescinded loans, pay claims (including accrued interest) on those rescinded loans that were delinquent, and pay additional contractual or extra-contractual damages, if any, awarded by the court or arbiter. An adverse judgment or the settlement of such matters could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

A putative class action lawsuit, Moses v. SunTrust Banks, et al., was filed in November 2010 in the U.S. District Court for the District of Columbia against SunTrust entities and various mortgage insurers, including PMI. The complaint alleges various causes of action related to captive mortgage reinsurance arrangements with SunTrust Bank, including that the defendants violated the Real Estate Settlement Procedures Act (“RESPA”) by paying the lender’s captive reinsurer excess premiums in relation to the risk assumed by that captive. PMI denies the allegations. On March 10, 2011, the plaintiffs voluntarily dismissed the case against PMI without prejudice.

In addition to the matters described above, the Company is engaged in other legal proceedings in the ordinary course of business. In its opinion, based upon the facts known at this time, the ultimate resolution of these legal proceedings will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Minnesota Department of Commerce (“MNDOC”) has been conducting an examination since 2006 of the mortgage insurance industry, focusing on the use of captive reinsurers. The Company continues to respond to requests from MNDOC and the Office of the Inspector General of the United States Department of Housing and Urban Development (“HUD OIG”) for information regarding its captive reinsurance arrangements among other matters. To date, there has been no allegation of wrongdoing by MNDOC or HUD OIG, and no written report or letters of findings have been issued.

NOTE 14.    RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of December 31, 2010, the $20.5 million remaining deposit is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves in the Company’s U.S. Mortgage Insurance Operations segment.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, in certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of December 31, 2010, PMI Europe posted collateral of $4.7 million on credit default swap transactions accounted for as derivatives and $9.9 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $14.6 million is included in investments and cash and cash equivalents in the Company’s International Operations segment at December 31, 2010.

NOTE 15.    DIVIDENDS AND SHAREHOLDERS’ EQUITY

Common Stock—In February 2007, the Board of Directors of The PMI Group authorized the repurchase of additional common shares in an amount not to exceed $150 million. In July 2007, the Board of Directors of The PMI Group increased the repurchase authorization to $300 million. Pursuant to this program, the Company repurchased a total of 5,922,881 common shares in 2007. While approximately $100 million remains on the $300 million repurchase authorization, the Company did not repurchase additional common shares from 2008 through 2010. In connection with the issuance of the Convertible Notes in 2010, The PMI Group authorized the issuance of approximately 36 million shares of common stock should the debt securities be subject to conversion. See Note 2, Significant Accounting Policies, and Note 9, Debt and Revolving Credit Facility, for further discussion.

Dividends—The payment of dividends to holders of The PMI Group common stock is subject to the discretion of the PMI Group’s Board of Directors, which will consider, among other factors, the Company’s consolidated operating results, the Company’s overall financial condition and capital requirements, as well as general business conditions. In addition, The PMI Group’s credit agreement with Bank of America, N.A. and certain lenders place certain limitations on The PMI Group’s ability to pay dividends on its common stock including a cap of $0.01 per share per year, subject to an aggregate per year limit of $5 million and a prohibition from declaring any dividend at anytime MIC is prohibited from writing new insurance by any state in the U.S. The PMI Group has not declared a dividend on its common stock since 2008. The Company does not expect that the Board of Directors of The PMI Group will declare a quarterly dividend in the foreseeable future. The Company last paid regular dividends on the common stock of $0.0025 per share in each of the quarters in the period from July 1, 2008 through December 31, 2008; and $0.0125 per share in each of the quarters in the period from January 1, 2008 through June 30, 2008.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The PMI Group, as a holding company, is dependent upon dividends and any other permitted payments from its subsidiaries to enable it to pay dividends and to service outstanding debt. MIC did not pay dividends to The PMI Group in 2009 and 2010, and the Company does not expect that MIC will pay dividends to The PMI Group in 2011. MIC’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and the agreements with Fannie Mae and Freddie Mac relating to PMAC, as described below. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director. Notwithstanding the foregoing, the Arizona Director has authority under Arizona law to prevent MIC from paying even ordinary dividends if the Director concludes that it would cause MIC to be in a financially hazardous condition.

Other states may also limit or restrict MIC’s ability to pay shareholder dividends. For example, California and New York prohibit mortgage insurers from declaring dividends except from the surplus of undivided profits over the aggregate of their paid-in capital, paid-in surplus and contingency reserves. MIC’s ability to pay dividends is also subject to restriction under the terms of a runoff support agreement with Allstate Insurance Company, described below under Note 21, Capital Support Agreements.

MIC’s ability to pay dividends is also limited by the terms of agreements with the GSEs’ relating to PMAC. Under the agreements, MIC may not, without the GSEs’ prior written consent, pay dividends or make distributions or payments of indebtedness outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, the agreements with Fannie Mae and Freddie Mac permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

Preferred Stock—The PMI Group’s certificate of incorporation authorizes The PMI Group’s Board of Directors to issue up to 5,000,000 shares of preferred stock of The PMI Group in classes or series and to set the designations, preferences, qualifications, limitations or restrictions of any class or series with respect to the rate and nature of dividends, the price and terms and conditions on which shares may be redeemed, the amount payable in the event of voluntary or involuntary liquidation, the terms and conditions for conversion or exchange into any other class or series of the shares, voting rights, and other terms. The Company may issue, without the approval of the holders of common shares, preferred stock that has voting, dividend or liquidation rights superior to the common stock, which may adversely affect the rights of holders of common stock. At December 31, 2010, there were no outstanding shares of The PMI Group preferred stock.

Pursuant to the Company’s Tax Benefits Preservation Plan established by the Company in August 2010, described in Note 2, Significant Accounting Policies, The PMI Group’s Board of Directors created a Series A Preferred Stock from its blank check preferred stock authorization, for purposes of the exercise of certain rights under the plan.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    BENEFIT PLANS

Defined Benefits Plan—Effective January 1, 2003, certain U.S. employees of the Company are eligible to participate in The PMI Group, Inc. Retirement Plan (the “Plan”), a noncontributory defined benefit plan. In addition, certain employees whose annual earnings exceed $245,000 under IRC Section 401(a)(17) and limits established under IRC Section 415, participate in The PMI Group, Inc. Supplemental Employee Retirement Plan (“The SERP Plan”), a noncontributory defined benefit plan. Benefits under both pension plans are based upon the employees’ length of service and average annual compensation.

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

In the third quarter of 2008, the Company initiated a Voluntary Early Retirement Program (VERP). The Program was made available to employees (other than the CEO) who were at least 52 years of age and had seven or more years of service. PMI did not incur any expenses in 2009 and 2010 as a result of this Program. PMI incurred expenses of $33.1 million in 2008 as a result of this Program, primarily in the fourth quarter of 2008.

In 2008, the Company contributed $41.0 million to the Plan, which exceeded the maximum deductible limit of $17.0 million. In the third quarter of 2009, the Company received approval from the IRS to have the nondeductible portion of approximately $24.0 million refunded to the Company to avoid excise tax penalties. This amount was returned to the Company in the third quarter of 2009. This refund was consistent with the terms of the Plan which call for the return of excess contributions which exceed the tax deductible limits. The Company contributed an additional $9.1 million to the Plan in the third quarter of 2009, which brought the Plan to 100% of the target funding level as of December 31, 2008. The Company contributed $6.2 million to the Retirement Plan in 2010, which brought the Plan to 106% of the target funding level as of December 31, 2009. The Company presently intends to contribute approximately $5.8 million to the Plan in 2011. The Company generally makes contributions that are sufficient to fully fund its actuarially determined costs.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets for the years ended and the accumulated benefit obligation at year end is as follows:

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands, except percentages)
Funded Status
Projected Benefit Obligation
Benefit obligation at January 1	$64,456	$69,359	$85,964	$17,548	$15,379	$11,046
Service cost	5,566	5,429	7,611	400	406	451
Interest cost	4,225	4,163	5,454	908	1,010	738
Actuarial (gain) loss	6,825	(3,658)	1,718	276	1,674	1,572
Benefits paid	(5,679)	(4,437)	(1,148)	(818)	(921)	(412)
Effect of plan amendments	339	—	—	(1,021)	—	—
Effect of curtailments	—	—	(1,312)	—	—	507
Effect of settlements	—	(6,400)	(45,836)	—	—	—
Special termination benefits	—	—	16,908	—	—	1,477

Benefit obligation at December 31	$75,732	$64,456	$69,359	$17,293	$17,548	$15,379

Fair Value of Plan Assets
Fair value of plan assets at January 1	$44,340	$33,088	$91,098	$—	$—	$—
Actual return on plan assets	6,347	6,401	(28,942)	—	—	—
Company contribution (1)	6,455	15,688	17,916	818	921	412
Benefits paid	(5,679)	(4,437)	(1,148)	(818)	(921)	(412)
Settlements	—	(6,400)	(45,836)	—	—	—

Fair value of plan assets at December 31	$51,463	$44,340	$33,088	$—	$—	$—

Funded status
Funded status of plan at December 31	$(24,269)	$(20,116)	$(36,271)	$(17,293)	$(17,548)	$(15,379)

Accumulated benefit obligation	$75,553	$62,940	$65,125	N/A	N/A	N/A

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$19,104	$17,085	$28,168	$7,250	$7,408	$6,223
Prior service credit	(4,559)	(6,014)	(7,130)	(5,519)	(5,267)	(5,921)

Amount recognized in accumulated other comprehensive income	$14,545	$11,071	$21,038	$1,731	$2,141	$302

Effect of one-percentage-point change in assumed health care cost trend rate on postretirement obligation
Increase	N/A	N/A	N/A	912	826	239
Decrease	N/A	N/A	N/A	(691)	(612)	(132)

(1)	The 2008 contribution is reflected net of the $24 million refund that was nondeductible for tax purposes.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the underfunded status of the pension benefits is the underfunded status of The SERP Plan of $8.1 million and the underfunded status of the Plan of $16.2 million resulting in a net underfunded status of $24.3 million.

	Pension Benefits (including SERP)			Other Post-Employment Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands, except percentages)
Components of net periodic benefit cost
Service cost	$5,566	$5,429	$7,611	$400	$406	$450
Interest cost	4,225	4,163	5,454	908	1,010	738
Expected return on assets	(3,163)	(2,171)	(7,591)	—	—	—
Prior service cost amortization	(1,116)	(1,116)	(1,510)	(770)	(654)	(838)
Actuarial loss recognized	1,622	2,231	470	434	489	422
Curtailment gain	—	—	(2,441)	—	—	(1,163)
Additional cost related to settlement	—	964	15,677	—	—	—

Net periodic benefit cost	$7,134	$9,500	$17,670	$972	$1,251	$(391)

Cost of special termination benefits	$—	$—	$16,908	$—	$—	$1,477

Assumptions to determine net periodic benefit cost
Discount rate	5.63% - 6.14%	6.08% - 6.17%	6.17% - 6.34%	5.92%	6.12%	6.12% - 6.30%
Expected return on plan assets	7.00%	7.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.00%	5.00%	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A	8.00%	8.50%	9.00%

Expected benefit payments
2011	$9,809			$846
2012	$6,833			$804
2013	$7,096			$776
2014	$10,913			$785
2015	$8,416			$823
2016-2020	$44,620			$4,789

Effect of one-percentage-point change in assumed health care cost trend rate on aggregate service and interest cost
Increase	N/A	N/A	N/A	66	71	23
Decrease	N/A	N/A	N/A	(49)	(51)	(10)

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit in 2011 are as follows:
Actuarial loss	$1,514			$511
Prior service credit	(1,075)			(770)

Total	$439			$(259)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s accumulated benefit obligation for the Plan and SERP Plan at December 31, 2010 was $67.4 million and $8.1 million, respectively, the sum of which equals the $75.6 million accumulated benefit obligation. As of December 31, 2010, the combined fair value of plan assets is approximately $24.1 million lower than the Company’s combined accumulated benefit. The health care cost trend on covered charges for other postretirement benefits was 8.0% in 2010, which will be reduced to 5% in 2017.

In 2009 and the first half of 2010, PMI’s overall investment strategy was to match its plan asset duration with that of the plan liabilities, through appropriate allocations to equity, fixed income, and cash investments, that provides long-term growth and near-term benefit payments. The target allocation for plan assets were 40 to 60 percent U.S. stocks, 0 to 30 percent International stocks, 20 to 50 percent U.S fixed income securities, and 0 to 10 percent U.S cash and cash equivalents. In the second quarter of 2010, an implementation of a new investment strategy with more emphasis on international equity and fixed income investments, as well as alternative investments, was initiated with a twelve month transition period.

The fair values of the assets in the Company’s pension plan at December 31, 2010, by asset category are as follows:

		Fair Value Measurements at December 31, 2010
		(Dollars in thousands)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. cash and cash equivalents	$29	$29	$—	$—
U.S. fixed income funds	16,514	16,514	—	—
International fixed income funds	3,063	3,063	—	—
U.S. stocks	17,268	17,268	—	—
International stocks	10,764	10,764	—	—
Alternative and other funds	3,825	3,825	—	—

	$51,463	$51,463	$—	$—

The strategic asset allocation ranges represent a long-term perspective. Rapid unanticipated market shifts or changes in economic conditions may cause the asset mix to fall outside the policy range. Likewise, temporary higher than expected plan benefit payout obligations may require a higher than target level of liquidity on a short term basis. These divergences should be of a relatively short-term nature, unless the circumstances warrant a longer term divergence from the established permissible ranges. The Company evaluates and rebalances asset allocations as appropriate and reviews the Plan to make sure that the Plan remains properly funded to protect the benefit security of the participants. The Company makes contributions that are sufficient to fully fund its actuarially determined costs, generally exceeding the minimum amounts required by the Employee Retirement Income Security Act (“ERISA”).

The primary objective of the Plan is to provide and secure retirement income for the Plan participants and their beneficiaries. As such, the key investment objective is to promote the attainment over a long-term horizon of consistent, competitive total returns that ultimately minimizes reliance on contributions from the Company. At the same time, a strong emphasis is placed on maintaining adequate levels of liquidity, safety and preservation of the Plan assets. Appropriate emphasis is given to credit quality, price volatility, and diversification for each investment category as well as for the portfolio as a whole. Plan assets are invested in a manner consistent with ERISA fiduciary standards and in accordance with all other relevant legislation and governing documents.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Contribution Plan—Certain regular U.S. employees of the Company are eligible to participate in The PMI Group, Inc. Savings and Profit-Sharing Plan (“Savings Plan”). Eligible employees who participate in the Savings Plan may receive, within certain limits, matching Company contributions. The Company contributions recognized as expense were $0.9 million for 2010, $1.6 million for 2009 and $0.9 million for 2008.

Prior to December 2010, contract underwriters and temporary employees were eligible to participate in the PMI Alternate Savings Plan, under which there were no matching Company contributions. The PMI Alternate Savings Plan was terminated in December 2010 and existing participant balances were transferred to the Savings Plan.

Deferred Compensation Plan—In addition to the Savings Plan, the Company has an officers’ deferred compensation plan available to certain employees. The obligation related to the deferred compensation plan was $2.8 million, $4.8 million and $7.4 million as of December 31, 2010, 2009 and 2008, respectively, and is included in other liabilities and accrued expenses.

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

NOTE 17.    SHARE-BASED COMPENSATION

Equity Incentive Plan—The PMI Group Inc. Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”) provides for awards of both non-qualified stock options and incentive stock options, restricted shares, restricted stock units and stock appreciation rights subject to forfeiture and restrictions on transfer, and performance awards entitling the recipient to receive cash or common shares in the future following the attainment of performance goals determined by The PMI Group’s Board of Directors. Stock options are granted with an exercise price equal to the market value on the date of grant, and generally expire ten years from the grant date and have a three-year vesting period. The Equity Incentive Plan provides for the granting of restricted shares to officers and key employees. Restricted shares issued under the Equity Incentive Plan to date have had vesting periods ranging from two to four years from the grant date. Holders of restricted stock were entitled to dividends and voting rights, while holders of performance shares accrued dividend equivalents to the same extent that dividends, if any, were paid on the Company’s common stock. The Plan provides for the granting of restricted stock units with a calculated value prior to vesting that is equal to PMI’s stock price. Upon vesting, units are paid to participants in shares of PMI common stock with the total value equal to the stock price on the vesting date. Restricted stock units granted to date vest ratably over three-years and are not eligible for dividend payments, dividend equivalents, or voting rights. Under the Equity Incentive Plan, non-employee directors receive quarterly, non-discretionary grants of stock units. Pursuant to a November 2008 plan amendment, and up until November 2010, the units had an initial value of $4,000, subject to a limit of 2,500 units per quarter. Pursuant to a November 2010 amendment and beginning with the January 2011 grant, the units have an initial value of $6,000, subject to a limit of 4,000 units per quarter. The number of units granted depends on the fair market value of the Company’s common shares on the grant date. Each stock unit has an initial value equal to the fair market value of one common share on the grant date. Non-employee director grants of stock units vest on the earlier of the fifth anniversary of the applicable grant date or termination of Board service. Dividend equivalents accrue on directors’ stock units to the same extent that dividends, if any, are paid on the Company’s common

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock. The total number of non-employee director stock units outstanding is 443,242 and 405,483 on December 31, 2010 and 2009, respectively.

Non-Employee Director Phantom Stock Plan. Non employee directors also receive quarterly shares of phantom stock under The PMI Group Inc. Non-Employee Director Phantom Stock Plan, which became effective January 15, 2009. Until November 2010, the phantom share grants were initially valued at $8,500, with the number of phantom shares being determined based on the fair market value of the Company’s common shares at the grant date. Pursuant to a November 2010 amendment and beginning with the January 2011 grant, the quarterly phantom share grants are valued at $12,750. In addition to these grants, if under the Equity Incentive Plan’s 2,500-unit cap on the amount of stock units they can receive on a quarterly basis, the directors receive stock units with a grant date fair value of less than $4,000, the directors will receive phantom stock in an amount that represents the difference between $4,000 and the 2,500-unit cap, if any. The phantom stock vests on the earlier of the fifth anniversary of the applicable grant date or termination of Board service, and upon vesting, is settled in cash. Dividend equivalents accrue on directors’ phantom shares to the same extent that dividends, if any, are paid on the Company’s common stock. Total expense accrued under the Non-Employee Director Phantom Stock Plan was $0.5 million and $0.6 million for the year ended December 31, 2010 and 2009, respectively. The total number of phantom stock shares outstanding under the plan is 334,372 and 218,475 on December 31, 2010 and 2009, respectively.

Employee Stock Purchase Plan—The PMI Group, Inc. Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase shares of the Company’s stock at a 15% discount to fair market value as determined by the plan. The ESPP offers participants the 15% discount to current fair market value or fair market value with a look-back provision of the lesser of the duration an employee has participated in the ESPP or two years. Based on the features of the ESPP, it is considered compensatory according to the provisions of Topic 718. Under the ESPP, the Company issued 545,128 treasury shares in 2010, 381,333 treasury shares in 2009, and 470,671 treasury shares in 2008. Topic 718 requires expense recognition of the fair value of awards granted under ESPP plans estimated at the grant date. Topic 718 allows that for certain types of ESPP plans, determining the fair value of the award at the grant date may not be practicable and in such circumstances, the compensation cost recognized will be intrinsic value of award, or the difference between the discounted price and the fair value of the underlying shares, at the date of settlement.

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

As Topic 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, share-based compensation has been reduced for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting forfeitures and records share-based compensation expense only for those awards that are expected to vest.

Topic 718 requires cash flows resulting from gross excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options in excess of the deferred tax asset attributable to share compensation costs for such options. Cash received from ESPP for the years ended December 31, 2010, 2009 and 2008, was $0.9 million, $0.6 million and $1.6 million, respectively. There were no option exercises in 2010, 2009 or 2008. There were no tax benefits realized for the tax deductions from option exercise of the share-based payment arrangements.

The Company recognized employee share-based compensation expense of $3.3 million (pre-tax), $4.1 million (pre-tax) and $10.1 million (pre-tax) for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was approximately $2.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested share-based payments granted to employees. This unrecognized expense is expected to be recognized over a weighted average period of 2.1 years. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The Company recognized share-based compensation expense for non-employee directors of $0.7 million (pre-tax), $0.7 million (pre-tax) and $1.2 million (pre-tax) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	109.4%	88.3%	76.5%
Expected dividends	0.00%	0.00%	0.95%
Expected term (in years)	4.4	4.9	3.8
Risk-free rates	2.03%	1.50%	2.12%

Since the Company’s employee restricted stock units do not participate in dividends during their vesting period, their fair value is determined using the closing price of the Company’s stock on the date of grant less the present value of anticipated dividends (which is zero for the 2010 grant) over the vesting period. The discount rate used is the risk-free rate as of the date of grant of 2.03%.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation Activity

A summary of the employee stock option activity under the Equity Incentive Plan as of December 31, 2010, 2009 and 2008 and changes during the three years then ended is presented below:

	2010		2009		2008
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	5,656,545	$30.38	7,122,096	$36.32	6,972,488	$38.89
Granted	1,918,600	$2.90	880,000	$0.61	553,800	$5.25
Exercised	—	—	—	—	—	—
Forfeited/expired	(647,920)	$23.72	(2,345,551)	$37.53	(404,192)	$38.02

Outstanding at end of year	6,927,225	$23.17	5,656,545	$30.38	7,122,096	$36.32

Vested and Exercisable at year end	4,579,748	$33.77	4,386,600	$36.78	5,846,683	$36.82
Weighted-average fair value of options granted		$2.20		$0.42		$2.81
Reserved for future grants	3,800,029	—	2,210,098	—	1,299,522	—

The total intrinsic value of options exercised was $0.0 million during 2010, 2009 and 2008. The weighted-average remaining contractual life of options outstanding as of December 31, 2010 was 5.3 years. The weighted-average remaining contractual life of options vested and exercisable as of December 31, 2010 was 3.5 years. The aggregate intrinsic value for the options outstanding as of December 31, 2010 or for the options vested and exercisable as of December 31, 2010 was $2.9 million and $0.8 million, respectively.

A summary of the restricted stock unit activity under the Equity Incentive Plan as of December 31, 2010 and changes during the year then ended is presented below:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,072,434	$2.51	1,100,700	$5.13	—	—
Granted	177,050	$3.03	635,000	$0.61	1,313,000	$5.13
Vested	(420,177)	$2.94	(514,196)	$5.13	(23,500)	$5.15
Forfeited/expired	(93,173)	$2.35	(149,070)	$4.46	(188,800)	$5.15

Outstanding at end of year	736,134	$2.41	1,072,434	$2.51	1,100,700	$5.13

The weighted-average remaining contractual life of employee restricted stock units unvested as of December 31, 2010 was 0.6 years. The aggregate intrinsic value for the employee restricted stock units unvested as of December 31, 2010 was $2.4 million.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the phantom share activity under the Non-Employee Director Phantom Stock Plan as of December 31, 2010 and changes during the year then ended is presented below:

	2010		2009
	Phantom Shares	Weighted Average Fair Value	Phantom Shares	Weighted Average Fair Value
Outstanding at beginning of year	218,475	$2.52	—	—
Granted	115,897	$3.30	227,867	$2.52
Vested	—	—	(9,392)	$1.01

Outstanding at end of year	334,372	$3.30	218,475	$2.52

As phantom shares are cash settled, the shares are valued at the closing price of the Company’s stock. The weighted average fair value of outstanding and granted shares is the closing price of the Company’s stock as of December 31, 2010. The weighted average fair value of vested shares is based on the closing price of the Company’s stock when shares are vested and participants are paid.

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

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Year Ended December 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$570,418	$6,954	$—	$577,372
Net investment income	73,846	3,760	546	78,152
Equity in (losses) earnings from unconsolidated subsidiaries	(17,432)	—	5,185	(12,247)
Net realized investment gains	95,252	989	275	96,516
Change in fair value of certain debt instruments	—	—	(113,533)	(113,533)
Net gain from credit default swaps	—	8,288	—	8,288
Other income	6,510	4	56	6,570

Total revenues (expenses)	728,594	19,995	(107,471)	641,118

Losses and expenses
Losses and loss adjustment expenses	1,256,792	(3,080)	—	1,253,712
Amortization of deferred policy acquisition costs	18,439	—	—	18,439
Other underwriting and operating expenses	107,413	5,232	7,047	119,692
Interest expense	8,611	—	40,021	48,632

Total losses and expenses	1,391,255	2,152	47,068	1,440,475

(Loss) income from continuing operations before income taxes	(662,661)	17,843	(154,539)	(799,357)
Income tax (benefit) expense from continuing operations	(4,642)	1,941	(23,628)	(26,329)

Net (loss) income	$(658,019)	$15,902	$(130,911)	$(773,028)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$672,045	$10,880	$21	$682,946
Net investment income	110,730	5,074	3,362	119,166
Equity in losses from unconsolidated subsidiaries	(11,452)	—	(567)	(12,019)
Net realized investment gains (losses)	40,227	(2,737)	(19)	37,471
Change in fair value of certain debt instruments	—	—	16,522	16,522
Net gain from credit default swaps	—	31,581	—	31,581
Other (loss) income	(38)	(13)	2,379	2,328

Total revenues	811,512	44,785	21,698	877,995

Losses and expenses
Losses and loss adjustment expenses	1,706,796	16,064	—	1,722,860
Amortization of deferred policy acquisition costs	15,238	2,543	—	17,781
Other underwriting and operating expenses	127,931	11,081	16,612	155,624
Interest expense	55	—	42,958	43,013

Total losses and expenses	1,850,020	29,688	59,570	1,939,278

(Loss) income from continuing operations before income taxes	(1,038,508)	15,097	(37,872)	(1,061,283)
Income tax benefit from continuing operations	(382,560)	(2,645)	(22,087)	(407,292)

(Loss) income from continuing operations	(655,948)	17,742	(15,785)	(653,991)
Loss from discontinued operations, net of taxes	—	(5,335)	—	(5,335)

Net (loss) income	$(655,948)	$12,407	$(15,785)	$(659,326)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2008
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$730,606	$13,942	$44	$744,592
Net investment income	115,219	13,237	10,245	138,701
Equity in earnings (losses) from unconsolidated subsidiaries	6,456	—	(58,258)	(51,802)
Net realized investment losses	(47,600)	(63)	(1,003)	(48,666)
Impairment of unconsolidated subsidiaries	—	—	(90,868)	(90,868)
Change in fair value of certain debt instruments	—	—	123,595	123,595
Net loss from credit default swaps	—	(11,275)	—	(11,275)
Other (loss) income	(351)	5	10,487	10,141

Total revenues (losses)	804,330	15,846	(5,758)	814,418

Losses and expenses
Losses and loss adjustment expenses	1,794,153	63,544	—	1,857,697
Amortization of deferred policy acquisition costs	15,586	2,699	—	18,285
Other underwriting and operating expenses	123,368	39,903	55,312	218,583
Interest expense	139	—	40,868	41,007

Total losses and expenses	1,933,246	106,146	96,180	2,135,572

Loss from continuing operations before income taxes	(1,128,916)	(90,300)	(101,938)	(1,321,154)
Income tax benefit from continuing operations	(419,371)	(3,264)	(11,331)	(433,966)

Loss from continuing operations	(709,545)	(87,036)	(90,607)	(887,188)
Loss from discontinued operations, net of taxes	—	(17,200)	(24,120)	(41,320)

Net loss	$(709,545)	$(104,236)	$(114,727)	$(928,508)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,830,680	$174,231	$82,952	$3,087,863
Investments in unconsolidated subsidiaries	106,470	—	14,570	121,040
Reinsurance recoverables	459,671	—	—	459,671
Deferred policy acquisition costs	46,372	—	—	46,372
Property, equipment and software, net of accumulated depreciation and amortization	22,769	—	62,417	85,186
Deferred tax assets	61,349	81,550	—	142,899
Other assets	263,019	6,895	6,042	275,956

Total assets	$3,790,330	$262,676	$165,981	$4,218,987

Liabilities
Reserve for losses and loss adjustment expenses	$2,846,580	$23,185	$—	$2,869,765
Reserve for premium refunds	88,696	—	—	88,696
Unearned premiums	60,227	4,071	—	64,298
Debt	285,000	—	331,158	616,158
Other liabilities	154,099	6,920	3,781	164,800

Total liabilities	3,434,602	34,176	334,939	3,803,717
Shareholders’ equity (deficit)	355,728	228,500	(168,958)	415,270

Total liabilities and shareholders’ equity	$3,790,330	$262,676	$165,981	$4,218,987

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,979,683	$190,975	$88,766	$3,259,424
Investments in unconsolidated subsidiaries	124,826	—	14,949	139,775
Reinsurance recoverables	703,550	—	—	703,550
Deferred policy acquisition costs	41,289	—	—	41,289
Property, equipment and software, net of accumulated depreciation and amortization	35,606	27	66,260	101,893
Deferred tax assets	126,992	2,529	49,102	178,623
Other assets	196,529	9,226	11,208	216,963

Total assets	$4,208,475	$202,757	$230,285	$4,641,517

Liabilities
Reserve for losses and loss adjustment expenses	$3,138,274	$40,085	$—	$3,178,359
Reserve for premium refunds	75,461	—	—	75,461
Unearned premiums	61,758	10,328	3	72,089
Debt	—	—	389,991	389,991
Other liabilities (assets)	172,070	34,763	(8,303)	198,530

Total liabilities	3,447,563	85,176	381,691	3,914,430
Shareholders’ equity (deficit)	760,912	117,581	(151,406)	727,087

Total liabilities and shareholders’ equity	$4,208,475	$202,757	$230,285	$4,641,517

NOTE 19.    DISCONTINUED OPERATIONS

During the third quarter of 2008, PMI Australia, PMI Asia and PMI Guaranty were reported as discontinued operations. Where applicable, the notes to the consolidated financial statements have been restated to reflect these discontinued operations for all periods presented. A summary of the composition of operating results included in discontinued operations is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
PMI Australia	$—	$51,114
PMI Asia	—	10,435
PMI Guaranty	—	(24,120)

Income from discontinued operations	$—	$37,429
Loss from sale of discontinued operations, net of taxes	(23)	(35,388)
Tax expense on sale of discontinued operations	5,312	43,361

Total loss from discontinued operations	$(5,335)	$(41,320)

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

Sale of PMI Australia—On October 22, 2008, the Company completed the sale of PMI Australia and received approximately $746 million in cash (including certain adjustments for pre-completion interest and changes in the value of PMI Australia’s investment portfolio) and a note receivable (“QBE Note”) in the principal amount of approximately $187 million in September 2011. The actual amount owed under the QBE Note is subject to reductions to the extent performance of PMI Australia’s existing insurance portfolio as of September 30, 2008 does not achieve specified targets. The Company currently does not record any statutory or GAAP value with respect to the QBE Note due to the contingencies discussed above.

The following table represents PMI Australia’s results of operations for the years ended December 31, 2009 and 2008, respectively, which were recorded as discontinued operations:

	2009	2008
	(Dollars in thousands)
Premiums earned	$—	$151,018
Net investment income	—	68,178
Other loss	—	(28,391)

Total revenues	—	190,805
Losses and loss adjustment expenses	—	73,296
Other underwriting and operating expenses	—	44,105

Income before income taxes from discontinued operations	—	73,404
Income tax expense	—	22,290

Income from discontinued operations	$—	$51,114
Loss from sale of discontinued operations	—	(25,388)
Tax expense on sale of discontinued operations	6,594	39,179

Total loss from discontinued operations	$(6,594)	$(13,453)

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

Sale of PMI Asia—On December 17, 2008, the Company completed the sale of PMI Asia and received approximately $51.6 million in cash equal to 92.5% of PMI Asia’s book value as of June 30, 2008. The following table represents PMI Asia’s results of operations, which were recorded as discontinued operations:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Total revenues	$—	$15,147
Losses, loss adjustment expenses and other underwriting and operating expenses	—	3,339

Income before income taxes from discontinued operations	—	11,808
Income tax expense	—	1,373

Income from discontinued operations	$—	$10,435
Loss from sale of discontinued operations	(23)	(10,000)
Tax (benefit) expense on sale of discontinued operations	(1,282)	4,182

Total income (loss) from discontinued operations	$1,259	$(3,747)

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2009, the Company recorded a tax benefit of $1.3 million due to a refinement of the tax estimate associated with the sale of PMI Asia.

Discontinued Operations of PMI Guaranty—PMI Guaranty completed its runoff activities, and is reported as discontinued operations in the Corporate and Other segment and in the consolidated statement of operations for year ended December 31, 2008. As of December 31, 2008, upon receiving regulatory approval, PMI Guaranty’s remaining assets and liabilities were merged into U.S. Mortgage Insurance Operations.

The results of operations of PMI Guaranty are as follows for the period indicated:

Year Ended December 31, 2008

(Dollars in thousands)
Total revenues	$2,380
Losses and LAE	29,856
Other underwriting and operating expenses	11,440

Loss before income taxes from discontinued operations	(38,916)
Income tax benefit	(14,796)

Total loss from discontinued operations	$(24,120)

NOTE 20.    STATUTORY ACCOUNTING

The Company’s domestic insurance subsidiaries prepare statutory-basis financial statements in accordance with the accounting practices prescribed or permitted by their respective state’s department of insurance, which is a comprehensive basis of accounting other than GAAP.

The following table presents PMI’s statutory net loss, statutory surplus and contingency reserve liability as of and for the years ended as follows:

	2010	2009	2008
	(Dollars in thousands)
Statutory net loss	$(628,932)	$(852,707)	$(748,164)
Statutory surplus	$790,219	$772,221	$568,019
Contingency reserve liability	$33,998	$37,182	$1,035,151

Under the insurance laws of the State of Arizona and several other states, mortgage insurers are required to establish a special contingency reserve included in total liabilities, with annual additions equal to 50% of premiums earned for that year. During 2010, PMI contributed $298 million to the reserve. This reserve is required to be maintained for a period of 120 months to protect against the effects of adverse economic cycles. After 120 months, the reserve is released to unassigned funds. In the event an insurer’s loss ratio in any calendar year exceeds 35%, however, the insurer may withdraw from its contingency reserves an amount equal to the excess portion of such losses. The Company withdrew $301 million from its contingency reserves predominately due to actual losses exceeding 35% of the corresponding earned premiums.

On February 2, 2009, MIC received written approval from the Arizona Department of Insurance (“the Department”) for a permitted accounting practice allowing it to report the GAAP value of PMI Plaza, LLC (“PMI Plaza”), a subsidiary, in MIC’s statutory and annual statements without obtaining a GAAP audit of PMI Plaza as required by Statements of Statutory Accounting Principles (“SSAP”) No. 97, Investment in Subsidiary,

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Controlled and Affiliated Entities, A Replacement of SSAP No. 88 (“SSAP No. 97”). This permitted practice took effect December 31, 2007 and expired on December 31, 2009. Additional written approvals from the Department to extend the permitted practice were received on August 17, 2009 and September 28, 2010, and expire on December 1, 2010 and December 1, 2011, respectively. The Department requires MIC to renew the request and provide unaudited financial statements on PMI Plaza on an annual basis with the filing of the Company’s Annual Statement. As of December 31, 2010, the admission of PMI Plaza on a GAAP basis decreased statutory surplus by $67.1 million.

In the second quarter of 2010, The PMI Group contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”). The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest principal and redemptions with respect to the Convertible Notes or cash settlement of the Convertible Notes once such conversions exceed a specified level. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Arizona Insurance Department (“Department”), which has issued a letter to PMI pre-approving regularly scheduled interest payments to The PMI Group on the Surplus Notes. The pre-approval may be rescinded by the Department at any time in its sole discretion.

NOTE 21.    CAPITAL SUPPORT AGREEMENTS

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio (as defined in the agreement) at or below 23.0 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. MIC has a capital support agreement with PMI Canada; however, we believe it is unlikely there is any remaining material support obligation under such agreement, as we have ceased writing new business through our Canadian operations.

Under the terms of the Allstate runoff support agreement, MIC is subject to restrictions that may apply if its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $35.7 million as of December 31, 2010 (less than 1% of the total original risk-in-force).

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly results follows:

2010	First	Second	Third	Fourth	Year (1)
	(Dollars in thousands, expect per share data)
Total operations:
Revenues	$143,651	$122,420	$231,145	$143,902	$641,118
Net loss	$(156,987)	$(150,560)	$(281,103)	$(184,378)	$(773,028)
Basic EPS	(1.90)	(1.11)	(1.74)	(1.14)	(5.70)
Diluted EPS	(1.90)	(1.11)	(1.74)	(1.14)	(5.70)

2009	First	Second	Third	Fourth	Year (1)
	(Dollars in thousands, expect per share data)
Continuing operations:
Revenues	$233,759	$193,190	$209,732	$241,314	$877,995
Net loss	$(115,261)	$(222,627)	$(87,920)	$(228,183)	$(653,991)
Basic EPS	(1.41)	(2.71)	(1.06)	(2.76)	(7.94)
Diluted EPS	(1.41)	(2.71)	(1.06)	(2.76)	(7.94)
(Loss) gain on sale of discontinued operations:
(Loss) gain on sale of PMI Australia and PMI Asia	$(30)	$7	$(5,312)	$—	$(5,335)
Basic EPS	—	—	(0.07)	—	(0.07)
Diluted EPS	—	—	(0.07)	—	(0.07)
Total operations:
Revenues	$233,759	$193,190	$209,732	$241,314	$877,995
Net loss	$(115,291)	$(222,620)	$(93,232)	$(228,183)	$(659,326)
Basic EPS	(1.41)	(2.71)	(1.13)	(2.76)	(8.01)
Diluted EPS	(1.41)	(2.71)	(1.13)	(2.76)	(8.01)

(1)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23.    COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(Dollars in thousands)
Net Loss	$(773,028)	$(659,326)	$(928,508)
Unrealized (losses) gains on investments
Total change in unrealized gains (losses) arising during the year, net of tax expense (benefit)	5,402	116,952	(136,326)
Less: realized investment gains (losses), net of tax expense (benefit)	62,698	23,393	(34,553)

Change in unrealized (losses) gains arising during the period, net of tax (benefit) expense of ($2,561), $47,720 and ($54,581), respectively	(57,296)	93,559	(101,773)
Defined benefit pension plans
Current year actuarial (loss) gain	(3,964)	4,069	(24,466)
Recognition of actuarial loss	2,057	2,395	10,190
Current year prior service credit	682	—	—
Recognition of prior service credit	(1,886)	(1,150)	(4,184)
Other	—	—	1,867

Defined benefit pension plans, net of tax expense (benefit) of $0, $2,862 and ($12,236), respectively	(3,111)	5,314	(16,593)
Accretion of cash flow hedges, net of tax expense of $161, $214 and $214, respectively	451	398	398
Foreign currency translation adjustments
Total change in unrealized gains (losses) on foreign currency translation, net of tax expense (benefit) of $7,485, $(3,830) and $0, respectively	1,034	1,816	(357,141)
Less: realized foreign currency translation gains	—	—	(124,353)

Change in unrealized gains (losses) on foreign currency translation	1,034	1,816	(232,788)

Other comprehensive (loss) income	(58,922)	101,087	(350,756)

Comprehensive loss	$(831,950)	$(558,239)	$(1,279,264)

The changes in unrealized gains/losses in 2010 were due to the Company’s decision to liquidate the tax-exempt municipal bonds and certain preferred stocks as well as the effect of rising yields across the fixed income investment categories in the fourth quarter. The changes in unrealized gains/losses in 2009 were primarily due to contracting market spreads in the U.S. fixed income portfolio and in the preferred securities portfolio as a result of an improvement in the securities markets as well as other market driven factors. The changes in unrealized gains/losses in 2008 were primarily due to widening market spreads principally in the U.S fixed income portfolio and the preferred securities portfolio. The changes in foreign currency translation adjustments in 2010 and 2009 were due primarily to strengthening of the Euro spot exchange rate relative to the U.S. dollar. The changes in foreign currency translation adjustments in 2008 were due primarily to the recognition of approximately $124.4 million of accumulated currency translation gains in connection with the sale of PMI Australia and PMI Asia.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the accumulated balances for each component of accumulated other comprehensive (loss) income net of tax for the years ended December 31, 2010, 2009 and 2008:

	Unrealized (losses) gains on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, January 1, 2008	$36,658	$2,722	$(5,350)	$281,047	$315,077
Current period change	(101,773)	(16,593)	398	(232,788)	(350,756)

Balance, December 31, 2008	$(65,115)	$(13,871)	$(4,952)	$48,259	$(35,679)
Current period change	93,559	5,314	398	1,816	101,087

Balance, December 31, 2009	$28,444	$(8,557)	$(4,554)	$50,075	$65,408
Current period change	(57,296)	(3,111)	451	1,034	(58,922)

Balance, December 31, 2010	$(28,852)	$(11,668)	$(4,103)	$51,109	$6,486

NOTE 24.    EXIT AND DISPOSAL ACTIVITIES

In 2008 and 2009, the Company undertook initiatives to reduce and manage its expenses and to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other underwriting expenses by operating segment in 2010 and 2009:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
	(Dollars in thousands)
Balance at January 1, 2009	$2,343	$2,775	$5,118
Exit costs incurred
Severance	3,183	—	3,183
Fringe benefits	—	10	10
Lease termination and fixed asset disposals	315	1,793	2,108
Other	451	—	451

Total incurred	3,949	1,803	5,752
Exit costs payments
Severance	(3,189)	(2,229)	(5,418)
Fringe benefits	—	(30)	(30)
Lease termination and fixed asset disposals	—	(1,812)	(1,812)
Other	(1,031)	(264)	(1,295)

Total payments	(4,220)	(4,335)	(8,555)

Balance at December 31, 2009	$2,072	$243	$2,315
Exit costs payments
Severance	(1,926)	(195)	(2,121)
Lease termination & fixed asset disposal	(88)	—	(88)
Other	(58)	(48)	(106)

Total payments	(2,072)	(243)	(2,315)

Balance at December 31, 2010	$—	$—	$—

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 25.    SUBSEQUENT EVENTS

On February 17, 2011, the Board of Directors of The PMI Group adopted the Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”), which amends and restates the Plan in its entirety to (i) extend the final expiration date of the Amended Plan to February 16, 2014; (ii) provide that the Amended Plan will expire if The PMI Group’s Board of Directors determines that a limitation on the use of tax benefits under Section 382 of the Internal Revenue Code (“IRC”) of 1986, as amended, would no longer be material to The PMI Group; (iii) provide that the Amended Plan will expire on August 11, 2011 if stockholder approval of the Amended Plan has not been received before such time; and (iv) provide that The PMI Group’s Board of Directors will consider at least annually whether to permit the Amended Plan to expire. All of the other terms of the Amended Plan remain the same as the Plan. The Amended Plan will be submitted to The PMI Group’s stockholders for approval at its 2011 annual meeting. If the Amended Plan is not approved by stockholders at the 2011 annual meeting, the Amended Plan will expire on August 11, 2011 (unless such date is advanced).

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of December 31, 2010, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

The information concerning The PMI Group’s directors, including audit committee financial experts, as well as other information concerning our executive officers, as required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Item 1: Election of Directors—Nominees For Director of The PMI Group, Inc.” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance.” Information regarding Executive Officers of The PMI Group is included in a separate item captioned “Executive Officers of Registrant” in Part I of this report, which is incorporated by reference herein.

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

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Directors’ Compensation and Benefits,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and in Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2011 Annual Meeting of Stockholders under the captions “Compensation Committee Interlocks and Insider Participation,” “Certain Relationships and Related Transactions” and “Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from The PMI Group’s Proxy Statement for its 2011 Annual Meeting of Stockholders under “Item 4: Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements: The following financial statements are included in Item 8.
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Walnut Creek, State of California, on the 15th day of March, 2011.

THE PMI GROUP, INC.

BY:	/s/ L. STEPHEN SMITH
L. Stephen Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ L. STEPHEN SMITH L. Stephen Smith	Chief Executive Officer, Director	March 15, 2011

/s/ DONALD P. LOFE, JR. Donald P. Lofe, Jr.	Executive Vice President, Chief Financial Officer and Chief Administrative Officer	March 15, 2011

/s/ THOMAS H. JETER Thomas H. Jeter	Group Senior Vice President, Chief Accounting Officer and Corporate Controller	March 15, 2011

/s/ TIMOTHY R. ELLER Timothy R. Eller	Director	March 15, 2011

/s/ CARMINE GUERRO Carmine Guerro	Director	March 15, 2011

/s/ WAYNE E. HEDIEN Wayne E. Hedien	Director	March 15, 2011

/s/ LOUIS G. LOWER II Louis G. Lower II	Director	March 15, 2011

/s/ RAYMOND L. OCAMPO JR. Raymond L. Ocampo Jr.	Director	March 15, 2011

/s/ CHARLES R. RINEHART Charles R. Rinehart	Director	March 15, 2011

/s/ JOHN D. ROACH John D. Roach	Director	March 15, 2011

/s/ JOSÉ H. VILLARREAL José H. Villarreal	Director	March 15, 2011

/s/ MARY LEE WIDENER Mary Lee Widener	Director	March 15, 2011

/s/ RONALD H. ZECH Ronald H. Zech	Director	March 15, 2011

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

PARENT COMPANY ONLY

	Year ended December 31,
	2010	2009	2008
	(In thousands)
REVENUES
Losses from wholly-owned subsidiaries (Note H)	$(626,761)	$(638,538)	$(839,999)
Investment income	9,075	2,718	9,304
Equity in losses from unconsolidated subsidiaries	(12,247)	(12,019)	(51,802)
Net realized investment gains (losses)	275	(19)	(91,871)
Change in fair value of certain debt instruments	(113,533)	16,522	123,595
Other gains	60	—	—

Total revenues	(743,131)	(631,336)	(850,773)

EXPENSES
Underwriting and operating expenses	3,893	5,072	28,633
Interest expense	48,556	42,958	40,918

Total expenses	52,449	48,030	69,551

Loss before income tax benefit	(795,580)	(679,366)	(920,324)
Income tax benefit	(22,552)	(18,781)	(5,998)

Loss from continuing operations, net of tax	(773,028)	(660,585)	(914,326)
Gain (loss) on sale of discontinued operations, net of tax	—	1,259	(14,182)

NET LOSS	$(773,028)	$(659,326)	$(928,508)

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

PARENT COMPANY ONLY

	As of December 31,
	2010	2009
	(Dollars in thousands, except per share data)
ASSETS
Fixed income securities available-for-sale, at fair value (amortized cost of $2,163 and $2,456)	$1,832	$2,473

Total investments	1,832	2,473
Cash and cash equivalents	77,068	58,995
Investments in wholly-owned subsidiaries	511,850	860,308
Investments in unconsolidated subsidiaries	121,040	139,775
Related party receivables	285,000	—
Other assets	42,450	63,175

Total assets	$1,039,240	$1,124,726

LIABILITIES
Long-term debt	$616,158	$389,991
Other liabilities	7,812	7,648

Total liabilities	623,970	397,639

SHAREHOLDERS’ EQUITY
Preferred stock—$0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock—$0.01 par value; 350,000,000 and 250,000,000 shares authorized; 197,078,767 and 119,313,767 shares issued; 161,167,542 and 82,580,410 shares outstanding	1,971	1,193
Additional paid-in capital	1,370,757	873,010
Treasury stock, at cost (35,911,225 and 36,733,357 shares)	(1,295,644)	(1,317,252)
Retained earnings	331,700	1,104,728
Accumulated other comprehensive income, net of deferred taxes	6,486	65,408

Total shareholders’ equity	415,270	727,087

Total liabilities and shareholders’ equity	$1,039,240	$1,124,726

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

PARENT COMPANY ONLY

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
NET LOSS	$(773,028)	$(659,326)	$(928,508)
Change in unrealized (losses) gains on investments, net of deferred tax (benefit) expense of $(5,267), $47,720 and $(54,581), respectively	(57,296)	93,559	(101,773)
Accretion of cash flow hedges to interest expense	451	398	398
Foreign currency translation adjustment	1,034	1,816	(232,788)
Pension adjustment (including plan amendments), net of deferred tax	(3,111)	5,314	(16,593)

Other comprehensive (loss) income, net of taxes	(58,922)	101,087	(350,756)

COMPREHENSIVE LOSS	$(831,950)	$(558,239)	$(1,279,264)

See accompanying supplementary notes to Parent Company only condensed financial statements.

THE PMI GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

PARENT COMPANY ONLY

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(773,028)	$(659,326)	$(928,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses from wholly-owned subsidiaries	626,761	638,538	839,999
Equity in losses from unconsolidated subsidiaries	12,247	12,019	51,802
Net realized investment losses	(275)	19	91,871
Change in fair value of certain debt instruments	113,533	(16,522)	(123,595)
Depreciation and amortization	2	60	206
Amortization of debt discount and debt issuance costs	6,453	1,135	193
Compensation expense related to stock options and employee stock purchase plan	3,185	3,204	8,815
Deferred income taxes	(23,981)	(17,838)	32,291
Changes in related party receivables, net of payables	(273,820)	(4,370)	47,638
Other	11,533	2,320	(26,381)

Net cash used in operating activities	(297,390)	(40,761)	(5,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales and maturities of fixed income securities	566	128,958	1,327
Investments in unconsolidated subsidiaries, net of distributions	5,387	6,810	(278)
Investment in subsidiaries	(330,925)	(122,350)	(81,618)
Purchase of QBE note from MIC	—	(75,000)	—
Return of capital	—	—	8,000
Net change in captial contributions to and distributions from consolidated subsidiaries	(17,634)	122,350	—
Purchases of fixed income securities	—	—	(2,336)

Net cash (used in) provided by investing activities	(342,606)	60,768	(74,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	—	200,000
Repayment and extinguishment of long-term debt, net of expenses	(75,000)	(75,250)	(45,000)
Issuance of common stock, net of issuance costs of $28,199	453,183	—	—
Proceeds from issuance of convertible notes, net of issuance costs of $6,109	278,961	—	—
Proceeds from issuance of treasury stock	925	754	2,777
Dividends paid to shareholders	—	—	(2,451)

Net cash provided by (used in) financing activities	658,069	(74,496)	155,326

Net increase (decrease) in cash and cash equivalents	18,073	(54,489)	74,752
Cash and cash equivalents at beginning of year	58,995	113,484	38,732

Cash and cash equivalents at end of year	$77,068	$58,995	$113,484

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$38,706	$39,853	$36,469
Income taxes refunded, net of payments	$(1,000)	$—	$—

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

D. Related Party Receivables

The Parent Company received proceeds of $285 million upon issuance of the 4.50% Convertible Notes due 2020 discussed below. The Parent Company contributed the proceeds of $285 million to MIC in the form of two surplus notes (the “Surplus Notes”). On April 30, 2010, MIC issued a surplus note for a face value of $261 million to the Parent Company and on May 5, 2010, MIC issued a second surplus note for a face value of $24 million to the Company, for a total of $285 million. The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest principal and redemptions with respect to the Convertible Notes, discussed below, or cash settlement of the Convertible Notes once such conversions exceed a specified level. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Arizona Insurance Department (“Department”), which has issued a letter to PMI pre-approving regularly scheduled interest payments to the Parent Company on the Surplus Notes. The pre-approval may be rescinded by the Department at any time in its sole discretion.

E. Long-Term Debt and Revolving Credit Facility

As of December 31, 2010 and 2009, the fair value and carrying value of long-term debt outstanding issued by The PMI Group, Inc. was as follows:

	December 31, 2010			December 31, 2009
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$215,158	$215,158	$149,063
6.625% Senior Notes, due September 15, 2036 (1)	150,000	112,023	112,023	64,585
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	124,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	36,631	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	240,135	187,634	—

Total debt	$786,343	$653,697	$616,158	$389,991

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes at December 31, 2010 include accrued interest.

6.000% and 6.625% Senior Notes—In September 2006, the Parent Company issued $250 million in principal amount of 6.000% Senior Notes, due September 15, 2016 and $150 million in principal amount of 6.625% Senior Notes, due September 15, 2036. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. The PMI Group, Inc. may redeem the 6.000% and 6.625% Senior Notes in whole or in part at any time at the “make-whole redemption price”. The “make-whole redemption price” will be equal to the greater of (a) 100% of the principal amount of the 6.000% and 6.625% Senior Notes to be redeemed and (b) the sum of the present values of the remaining scheduled payments thereon discounted to the date of redemption, on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months), at a rate equal to the applicable treasury rate plus 25 basis points for the 6.000% Senior Notes and 35 basis points for the 6.625% Senior Notes, plus in the case of either (a) or (b), any interest accrued but not paid to but excluding the date of redemption. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders. In connection with the issuance of these Senior Notes, the Parent Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the new senior debt that was issued. As of December 31, 2010, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $6.4 million (pre-tax).

Effective January 1, 2008, the Parent Company elected to adopt the fair value option presented by ASC Topic 825 for the Parent Company’s 6.000% Senior Notes and 6.625% Senior Notes. ASC Topic 825 requires that the difference between the carrying value before election of the fair value option and the fair value of these instruments be recorded as an adjustment to beginning retained earnings in the period of adoption. (See Item 8, Financial Statements and Supplementary Data, Note 10. Fair Value Disclosures, for further discussion.)

8.309% Junior Subordinated Debentures—The Junior Subordinated Debentures bear interest at the rate of 8.309% per annum paid semiannually and mature on February 1, 2027. The Junior Subordinated Debentures are subordinated to all senior indebtedness of The PMI Group, Inc. As of February 1, 2007, the Parent Company has the right to redeem the Junior Subordinated Debentures prior to their stated maturity at the option of the Parent Company, in whole at any time or in part from time to time. Redemption prior to the stated maturity will require the prior consent of the credit facility lenders.

In considering the initial adoption of the ASC Topic 825, the Parent Company determined that the change in fair value of the 8.309% Junior Subordinated Debentures would not have a significant impact on the Parent Company’s consolidated financial results. Therefore, the Parent Company did not elect to adopt the fair value option for the 8.309% Junior Subordinated Debentures.

Revolving Credit Facility—In the second quarter of 2010, the Parent Company used $75 million of the net proceeds from the concurrent common stock and Convertible Notes offerings to pay down the credit facility from $124.8 million to $49.8 million; the total maximum amount of the lenders’ commitments is $50 million. In April 2010, in connection with the offerings, the Parent Company amended its credit facility. As part of the amendment, the net worth requirement was removed as a financial covenant. The credit facility places certain limitations on the Parent Company’s ability to pay dividends on its common stock, including a per year cap of $0.01 per share, subject to an annual aggregate limit of $5 million, and a prohibition from declaring any dividend at any time MIC is prohibited from writing new mortgage insurance by any state in the U.S. See Item 8, Financial Statements and Supplementary Data, Note 9. Debt and Revolving Credit Facility, for further discussion.

Convertible Notes—In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of Common Stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with Topic 470-20 to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. See Item 8, Financial Statements and Supplementary Data, Note 9. Debt and Revolving Credit Facility, for further discussion.

F. Change in the Fair Value of Certain Debt Instruments

Fluctuations in credit spreads drive changes in the fair value of the Parent Company’s long-term debt. In 2010, total revenues were reduced by $113.5 million as a result of the increase in the fair value of the Company’s debt due largely to the narrowing of credit spreads in the period. In 2009 and 2008 total revenues were increased by $16.5 million and $123.6 million, respectively, due to a decrease in the fair value of the Company’s debt due largely to the widening of credit spreads in the respective periods.

G. Dividends from Subsidiaries

The Parent Company did not receive any cash dividends during 2010, 2009 and 2008.

H. Discontinued Operations

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

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION

As of and for the years ended December 31, 2010, 2009 and 2008

Segment	Deferred Policy Acquisition Costs	Reserve for Losses and Loss Adjustment Expenses	Reserve for Premium Refunds	Unearned Premiums	Net Premiums Written	Premiums Earned	Net Investment Income	Losses and Loss Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Equity in (losses) earnings
	(Dollars in thousands)
2010
U.S. MI (1)	$46,372	$2,846,580	$88,696	$60,227	$569,871	$570,418	$73,846	$1,256,792	$18,439	$107,413	$(17,432)
International Operations (2)	—	23,185	—	4,071	1,352	6,954	3,760	(3,080)	—	5,232	—
Corporate and Other	—	—	—	—	—	—	546	—	—	7,047	5,185

Total	$46,372	$2,869,765	$88,696	$64,298	$571,223	$577,372	$78,152	$1,253,712	$18,439	$119,692	$(12,247)

2009
U.S. MI (1)	$41,289	$3,138,274	$75,461	$61,758	$651,487	$672,045	$110,730	$1,706,796	$15,238	$127,931	$(11,452)
International Operations (2)	—	40,085	—	10,328	(7,328)	10,880	5,074	16,064	2,543	11,081	—
Corporate and Other	—	—	—	3	4	21	3,362	—	—	16,612	(567)

Total	$41,289	$3,178,359	$75,461	$72,089	$644,163	$682,946	$119,166	$1,722,860	$17,781	$155,624	$(12,019)

2008
U.S. MI (1)	$32,317	$2,582,937	$41,567	$86,187	$709,060	$730,606	$115,219	$1,794,153	$15,586	$123,368	$6,456
International Operations (2)	2,474	84,782	—	25,449	18,233	13,942	12,913	63,544	2,699	39,903	—
Corporate and Other (3)	—	—	—	20	35	44	10,245	—	—	55,312	(58,258)

Total	$34,791	$2,667,719	$41,567	$111,656	$727,328	$744,592	$138,377	$1,857,697	$18,285	$218,583	$(51,802)

(1)	Represents U.S. Mortgage Insurance Operations.
(2)	Excludes the results of PMI Australia and PMI Asia due to their classification to discontinued operations in 2008.
(3)	Excludes the results of PMI Guaranty Co. for income statement classification due to its classification to discontinued operations in 2008. The remaining assets and liabilities of PMI Guaranty were merged into U.S. Mortgage Insurance Operations.

THE PMI GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

Years ended December 31, 2010, 2009 and 2008

Premiums Earned	Gross Amount	Assumed from Other Companies	Ceded To Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands, except percentages)
2010
Mortgage Guaranty	$703,021	$422	$(126,071)	$577,372	0.07%
2009
Mortgage Guaranty	$836,583	$2,696	$(156,333)	$682,946	0.39%
2008
Mortgage Guaranty	$922,945	$12,851	$(191,204)	$744,592	1.73%

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 to Amendment No. 1 to the registrant’s registration statement on Form S-1, filed on March 2, 1995 (File No. 33-88542)).

3.1a

Certificate of Amendment to Certificate of Incorporation effective May 24, 2010 (incorporated by reference to exhibit 3.2 to the registrant’s quarterly report on Form 10-Q filed on August 3, 2010 (File No. 001-13664)).

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

4.1	Specimen common stock certificate.

4.2

Junior Subordinated Indenture, dated as of February 4, 1997, between The PMI Group, Inc. and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A. as successor Trustee thereunder to The Bank of New York (the “Original Trustee”) (incorporated by reference to exhibit 4.3 to the registrant’s annual report on Form 10-K for the year ended December 31, 1996, filed on March 31, 1997 (File No. 001-13664)).

4.3

Senior Indenture, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Trust Company, N.A., as successor Trustee thereunder to The Bank of New York (incorporated by reference to exhibit 10.30 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

4.3a	Form of Senior Note (contained in exhibit 4.3).

4.4

Supplemental Indenture No. 1, dated as of November 3, 2003, between The PMI Group, Inc. and The Bank of New York Mellon Trust Company, N.A., formerly known as The Bank of New York Turst Company, N.A., as successor Trustee thereunder to The Bank of New York (incorporated by reference to exhibit 10.31 to the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

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

4.7

Form of Supplemental Indenture dated as of April 30, 2010, between The PMI Group, Inc. and The Bank of New York Mellon Trust Company (as successor to The Bank of New York), as trustee (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 29, 2010 (File No. 001-13664)).

4.8	Form of 4.50% Convertible Senior Note due 2020 (contained in exhibit 4.7).

4.9

April 30, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 5, 2010 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
4.10

May 5, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 5, 2010 (File No. 001-13664)).

4.11

Amended and Restated Tax Benefits Preservation Plan, dated as of February 17, 2011, between The PMI Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Preferred Stock of The PMI Group, Inc. as Exhibit A, the Summary of Terms of the Amended and Restated Tax Benefits Preservation Plan as Exhibit B and the Form of Right Certificate as Exhibit C (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

10.1*

The PMI Group, Inc. Amended and Restated Equity Incentive Plan (Amended May 21, 2009), (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on May 26, 2009 (File No. 001-13664)).

10.1a*

Amendment No. 1 dated May 21, 2010 to the PMI Amended and Restated Equity Incentive Plan dated May 21, 2009 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 25, 2010 (File No. 001-13664)).

10.1b*

Amendment No. 2 effective November 17, 2010 to the PMI Amended and Restated Equity Incentive Plan dated May 21, 2009 (incorporated by reference to exhibit 99.2 to the registrant’s current report on Form 8-K filed on November 19, 2010 (File No. 001-13664)).

10.1c*

Amendment No. 3 effective February 16, 2011 to the PMI Amended and Restated Equity Incentive Plan dated May 21, 2009 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

10.2*

The PMI Group, Inc. Directors’ Deferred Compensation Plan, amended and restated as of July 21, 1999 (incorporated by reference to exhibit 4.2 to the registrant’s registration statement on Form S-8, filed on March 10, 2000 (File No. 333-32190)).

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

10.3b*

Amendment No. 2, effective November 19, 2008, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement) (incorporated by reference to exhibit 10.3b to the registrant’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (File No. 001-13664)).

10.3c*	Amendment No. 3, effective November 17, 2010, to The PMI Group, Inc. 2005 Directors’ Deferred Compensation Plan (September 20, 2007 Restatement).

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

Exhibit Number	Description of Exhibits
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

10.5c*

Amendment No. 3, effective September 14, 2010, to The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on September 16, 2010 (File No. 001-13664)).

10.5d*	Amendment No. 4, effective November 16, 2010, to The PMI Group, Inc. 2005 Officer Deferred Compensation Plan (September 19, 2007 Restatement).

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

10.8a*

Form of Amendment to 2008 Change of Control Employment Agreement (incorporated by reference to exhibit 10.8a to the registrant’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (File No. 001-13664)).

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

10.9b*

Form of Stock Option Agreement for Section 16 Officers (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on April 26, 2010 (File No. 001-13664)).

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

10.12a*	Form of Stock Unit Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.39 to the registrant’s current report on Form 8-K, filed on October 15, 2004 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.12b*

Revised Form of Stock Unit Agreement for Non-Employee Directors, effective January 15, 2009 (incorporated by reference to exhibit 10.13b to the registrant’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (File No. 001-13664)).

10.12c*

Form of Stock Unit Agreement for Employees (incorporated by reference to exhibit 10.35 to the registrant’s annual report on Form 10-K for the year ended December 31, 2007, filed on March 17, 2008 (File No. 001-13664)).

10.12d*

Form of 2010 Stock Unit Agreement for the Chief Executive Officer (incorporated by reference to exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2010, filed on August 3, 2010 (File No. 001-13664)).

10.12e*	Form of 2011 Stock Unit Agreement for Section 16 Officers.

10.13*

The PMI Group, Inc. Board of Directors Summary of Compensation Arrangements Applicable to. Non-Employee Directors, Effective November 17, 2010 (incorporated by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed on November 19, 2010 (File No. 001-13664)).

10.14*

The PMI Group, Inc. Supplemental Employee Retirement Plan Effective April 1, 1995 (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.4 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.14a*

Amendment No. 1, effective November 19, 2008, to The PMI Group, Inc. Supplemental Employee Retirement Plan (Amended and Restated as of September 1, 2007) (incorporated by reference to exhibit 10.3 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.14b*	Amendment No. 2, effective November 16, 2010, to The PMI Group, Inc. Supplemental Employee Retirement Plan (Amended and Restated as of September 1, 2007).

10.15*

The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.5 to the registrant’s current report on Form 8-K, filed on September 25, 2007 (File No. 001-13664)).

10.15a*

Amendment No. 1, effective November 19, 2008, to The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement) (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on November 25, 2008 (File No. 001-13664)).

10.15b*	Amendment No. 2, effective November 16, 2010, to The PMI Group, Inc. Additional Benefits Plan (September 1, 2007 Restatement).

10.16*

The PMI Group, Inc. Bonus Incentive Plan (February 20, 2008 Amendment and Restatement) (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on May 20, 2008 (File No. 001-13664)).

10.16a*

Amendment to The PMI Group, Inc. Bonus Incentive Plan dated February 25, 2009 ((incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on March 3, 2009 (File No. 001-13664)).

10.16b*	Amendment No. 2, effective November 16, 2010, to The PMI Group, Inc. Bonus Incentive Plan dated February 25, 2009.

10.17*	The PMI Group, Inc. Retirement Plan (January 1, 2010 Restatement).

10.17a*	Amendment No. 1, dated November 16, 2010, to The PMI Group, Inc. Retirement Plan (January 1, 2010 Restatement).

10.18*

The PMI Group, Inc. Non-employee Director Phantom Stock Plan, effective January 15, 2009 (incorporated by reference to exhibit 10.20 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (File No. 001-13664)).

Exhibit Number		Description of Exhibits
10.18a	*

Amendment No. 1, effective November 16, 2010, to The PMI Group, Inc. Non-employee Director Phantom Stock Plan, effective January 15, 2009 (incorporated by reference to exhibit 99.3 to the registrant’s current report on Form 8-K filed on November 19, 2010 (File No. 001-13664)).

10.18b	*

Form of Phantom Stock Agreement for Non-Employee Directors (incorporated by reference to exhibit 10.20a to the registrant’s annual report on Form 10-K for the year ended December 31, 2008, filed on March 16, 2009 (File No. 001-13664)).

10.19

Form of 1984 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.5 to the registrant’s registration statement on Form S-1, filed on January 17, 1995 (File No. 33-88542)).

10.20

Form of 1994 Master Policy of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed on January 17, 1995 (File No. 33-88542)).

10.21

Amended CMG Shareholders Agreement, dated as of June 1, 2003, between CUNA Mutual Investment Corporation and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 the registrant’s annual report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (File No. 001-13664)).

10.22

Runoff Support Agreement, dated October 28, 1994, between Allstate Insurance Company, The PMI Group, Inc. and PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the registrant’s registration statement on Form S-1, filed on March 2, 1995 (File No. 33-88542)).

10.22

Form of Tax Sharing Agreement among The PMI Group, Inc., The PMI Group, Inc.’s subsidiaries, The Allstate Corporation, Allstate Insurance Company and Sears, Roebuck and Co. (incorporated by reference to exhibit 10.17 to Amendment No. 1 to the registrant’s Registration Statement on Form S-1, filed on March 2, 1995 (File No. 33-88542)).

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

10.25		Form of 4.5% Convertible Senior Note due 2020 (included in Exhibit 4.7).

10.26

Form of 6.000% Senior Note due 2016 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.27

Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.28

Amendment Agreement No. 6, effective May 8, 2009, to the Revolving Credit Agreement dated as of October 24, 2006, among The PMI Group, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Lenders Party thereto, as amended, and the Amended and Restated Revolving Credit Agreement attached thereto as Annex I, which became effective May 29, 2009 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.29a

Amendment Agreement No. 1, dated as of November 9, 2009, to the Amended and Restated Revolving Credit Agreement, dated as of May 29, 2009, among The PMI Group, Inc., the lenders referred to therein and Bank of America, N.A., as Administrative Agent (“Administrative Agent”) and Amendment Agreement No. 1, dated as of November 9, 2009, to the Bank Facility Pledge Agreement, dated as of September 29, 2008, between The PMI Group, Inc. and the Administrative Agent (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 12, 2009 (File No. 001-13664)).

10.29b

Amendment Agreement No. 2 to Amended and Restated Revolving Credit Agreement, dated as of April 9, 2010, among The PMI Group, Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on April 26, 2010 (File No. 001-13664)).

10.29c

Amendment Agreement No. 3 to Amended and Restated Revolving Credit Agreement, dated as of August 11, 2010, among The PMI Group, Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 13, 2010 (File No. 001-13664)).

10.30

Share Sale Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 14, 2008 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 15, 2008 (File No. 001-13664)).

10.30a

Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

10.30b

Second Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of October 22, 2008 (incorporated by reference to exhibit 2.3 to the registrant’s current report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

10.30c

Third Amendment Agreement by and among PMI Mortgage Insurance Co., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 2.2 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.31

Share Sale Deed by and among The PMI Group, Inc., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of August 29, 2008 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed September 2, 2008 (File No. 001-13664)).

10.32

Note Deed, dated as of October 22, 2008, between PMI Mortgage Insurance Co. and QBE Insurance Group Limited (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed October 28, 2008 (File No. 001-13664)).

10.33

Agreement dated as of June 10, 2008 by and among PMI Guaranty Co., Financial Guaranty Insurance Company and Assured Guaranty Re LTD (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008 (File No. 001-13664)).

10.34

Share Sale Deed by and among The PMI Group, Inc., QBE Lenders’ Mortgage Insurance Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 2.1 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

Exhibit Number	Description of Exhibits
10.35

Termination Deed by and among The PMI Group, Inc., QBE Holdings (AAP) Pty Limited and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.36

Amending Deed by and among PMI Mortgage Insurance Co. and QBE Insurance Group Limited, dated as of December 17, 2008 (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K, filed on December 22, 2008 (File No. 001-13664)).

10.37

Letter Agreement dated February 12, 2010 by and among The PMI Group, Inc., PMI Mortgage Insurance Co., PMI Mortgage Assurance Co., and Federal National Mortgage Association (incorporated by reference to exhibit 99.1 to the registrant’s current report on Form 8-K, filed on February 16, 2010 (File No. 001-13664)).

10.38

Form of 6.000% Senior Note due 2016 (incorporated by reference to exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.39

Form of 6.25% Senior Note due 2036 (incorporated by reference to exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, filed on November 7, 2006 (File No. 001-13664)).

10.40	Form of 4.50% Convertible Senior Note due 2020 (contained in exhibit 4.7).

10.41

April 30, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on May 5, 2010 (File No. 001-13664)).

10.42

May 5, 2010 Fixed Rate Senior Subordinated Surplus Note due 2020 of PMI Mortgage Insurance Co. (incorporated by reference to exhibit 10.2 to the registrant’s current report on Form 8-K filed on May 5, 2010 (File No. 001-13664)).

10.43

Amended and Restated Tax Benefits Preservation Plan, dated as of February 17, 2011, between The PMI Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Preferred Stock of The PMI Group, Inc. as Exhibit A, the Summary of Terms of the Amended and Restated Tax Benefits Preservation Plan as Exhibit B and the Form of Right Certificate as Exhibit C (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

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