Form 10-Q
period 2011-03-31
PMI GROUP INC
filed 2011-05-10
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	May 5, 2011	161,556,520

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$120,306	$153,030
Net investment income	16,722	26,688
Equity in losses from unconsolidated subsidiaries	(1,299)	(4,410)
Net realized investment (losses) gains	(81)	7,433
Change in fair value of certain debt instruments	21,656	(40,813)
Other income	2,704	1,723

Total revenues	160,008	143,651

LOSSES AND EXPENSES
Losses and loss adjustment expenses	241,110	342,289
Amortization of deferred policy acquisition costs	4,156	3,876
Other underwriting and operating expenses	27,679	33,960
Interest expense	13,511	9,523

Total losses and expenses	286,456	389,648

Loss before income taxes	(126,448)	(245,997)
Income tax expense (benefit)	376	(89,010)

NET LOSS	$(126,824)	$(156,987)

PER SHARE DATA
Basic net loss	$(0.79)	$(1.90)
Diluted net loss	$(0.79)	$(1.90)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,673,019	$2,651,206
Equity securities:
Common	27,235	30,664
Preferred	113,492	120,421
Short-term investments	17,559	17,867

Total investments	2,831,305	2,820,158
Cash and cash equivalents	211,497	267,705
Investments in unconsolidated subsidiaries	119,230	121,040
Related party receivables	6,461	6,355
Accrued investment income	23,840	19,783
Premiums receivable	44,554	46,336
Reinsurance receivables and prepaid premiums	44,500	65,357
Reinsurance recoverables, net	439,324	459,671
Deferred policy acquisition costs	48,115	46,372
Property, equipment and software, net of accumulated depreciation and amortization	83,234	85,186
Prepaid and recoverable income taxes	2,135	48,042
Deferred income tax assets	143,847	142,899
Other receivables	71,257	66,335
Other assets	21,857	23,748

Total assets	$4,091,156	$4,218,987

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,886,440	$2,869,765
Reserve for premium refunds	106,535	88,696
Unearned premiums	69,012	64,298
Debt (includes $299,291 and $327,181 measured at fair value)	589,859	616,158
Reinsurance payables	26,050	28,206
Related party payables	716	1,786
Other liabilities and accrued expenses	124,698	134,808

Total liabilities	3,803,310	3,803,717

Commitments and contingencies (Notes 6 and 8)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 350,000,000 shares authorized; 197,078,767 and 197,078,767 shares issued; 161,540,957 and 161,167,542 shares outstanding	1,971	1,971
Additional paid-in capital	1,361,752	1,370,757
Treasury stock, at cost (35,537,810 and 35,911,225 shares)	(1,285,826)	(1,295,644)
Retained earnings	204,877	331,700
Accumulated other comprehensive income, net of deferred taxes	5,072	6,486

Total shareholders’ equity	287,846	415,270

Total liabilities and shareholders’ equity	$4,091,156	$4,218,987

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(126,824)	$(156,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses from unconsolidated subsidiaries	1,299	4,410
Net realized investment (gains) losses	60	(7,628)
Change in fair value of certain debt instruments	(21,656)	40,813
Depreciation and amortization	14,230	7,746
Deferred income taxes	(1,105)	(49,845)
Compensation expense related to share-based payments	491	685
Deferred policy acquisition costs incurred and deferred	(5,899)	(5,229)
Amortization of deferred policy acquisition costs	4,156	3,876
Amortization of debt discount and debt issuance cost	2,226	482
Changes in:
Accrued investment income	(3,965)	6,763
Premiums receivable	1,890	545
Reinsurance receivables, and prepaid premiums net of reinsurance payables	18,701	(9,334)
Reinsurance recoverables	20,347	37,252
Prepaid and recoverable income taxes	45,907	1,526
Reserve for losses and loss adjustment expenses	15,368	33,491
Reserve for premium refunds	17,839	8,536
Unearned premiums	4,503	(1,752)
Related party receivables, net of payables	(1,197)	(1,323)
Liability for pension benefit	1,452	1,738
Other receivables	(4,922)	(745)
Other	(16,339)	(23,300)

Net cash used in operating activities	(33,438)	(108,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed income securities	16,691	269,761
Proceeds from maturities of fixed income securities	1,588	200
Proceeds from sales of equity securities	12,683	24,585
Investment purchases: Fixed income securities	(54,130)	(12,028)
Equity securities	(27)	(242)
Net change in short-term investments	100	599
Distributions from unconsolidated subsidiaries, net of investments	825	(23)
Capital expenditures and capitalized software, net of dispositions	(2,505)	(439)

Net cash (used in) provided by investing activities	(24,775)	282,413

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of treasury stock	323	306

Net cash provided by financing activities	323	306

Effect of foreign exchange rate changes on cash and cash equivalents	1,682	(2,199)

Net (decrease) increase in cash and cash equivalents	(56,208)	172,240
Cash and cash equivalents at the beginning of the period	267,705	686,891

Cash and cash equivalents of continuing operations at end of period	$211,497	$859,131

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$15,216	$15,998
Income taxes refunds, net of payments	$45,924	$1

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co. (“MIC”), an Arizona corporation, its direct wholly-owned subsidiary, PMI Mortgage Assurance Company (“PMAC”), and its other affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

Impact of Current Economic Environment

The Company has undergone significant changes in the past few years, and the protracted weak housing, credit and economic environment has continued to negatively affect the Company’s financial condition and results of operations. The Company’s consolidated net loss was $126.8 million and $157.0 million for the three months ended March 31, 2011 and 2010, respectively.

The Company continues to focus on its core U.S. Mortgage Insurance Operations. In 2010 and the first quarter of 2011, the private mortgage insurance industry continued to be significantly challenged by the slow pace of economic recovery and instability in the housing and mortgage markets. PMI’s new business writings in 2010 were limited as a result of continued competition with the Federal Housing Administration (“FHA”), which has become a significant competitor. PMI’s new business writings were negatively impacted in the first quarter of 2011 as a result of lower than expected residential mortgage originations and continued high demand for mortgage insurance from FHA.

As a result of continuing losses, the Company expects that, in the second quarter of 2011, MIC’s policyholders’ position will decline below the minimum, and its risk-to-capital ratio will increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described below. As of March 31, 2011, MIC’s excess minimum policyholders’ position was $39.2 million and its risk-to-capital ratio was 24.4 to 1.

In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In two of those states, a mortgage insurer is required to cease writing new business immediately if and so long as it fails to meet capital requirements. In the remaining fourteen states, the Company believes that regulators exercise discretion as to whether the mortgage insurer may continue writing new business. As applicable, the Company has requested from insurance departments either waivers of regulatory capital requirements or clarification that MIC’s inability to comply with capital requirements would not, by itself, require it to cease writing business in that state.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On March 30, 2011, the Department advised the Company that under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position (“MPP”). The Department further advised that it will continue to evaluate MIC’s minimum policyholders’ position along with all other measures of PMI’s business operations and financial position in assessing its liquidity and financial resources. The Department expects to obtain additional information regarding MIC’s financial position and business operations through its current financial statutory examination and actuarial analysis of MIC and from additional information required to be provided by MIC to the Department. If the Department were to determine that MIC’s liquidity or financial resources warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, the Company plans to write new mortgage insurance in those states through PMAC. PMAC is currently licensed to write insurance in all states. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to certain restrictions and currently expire on December 31, 2011.

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

Significant accounting policies are as follows:

Investments — The Company has designated its entire portfolio of fixed income and equity securities as available-for-sale. These securities are predominantly recorded at fair value based on quoted market prices with unrealized gains and losses, net of deferred income taxes, accounted for as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity. The Company’s short-term investments have maturities of greater than three and less than 12 months when purchased and are carried at fair value.

The Company evaluates its portfolio of equity securities regularly to determine whether there are declines in value and whether such declines meet the definition of other-than-temporary impairment (“OTTI”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320 Investments-Debt and Equity Securities (“Topic 320”) and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 59, Accounting for Noncurrent Marketable Equity Securities. When the Company determines that an equity security has suffered an OTTI, the impairment loss is recognized as a realized investment loss in the consolidated statement of operations. See Note 3, Investments, for further discussion regarding criteria for evaluating equity security impairments.

In accordance with Topic 320, the Company assesses whether it intends to sell or it is more likely than not that it will be required to sell a debt security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company separates the amount of the impairment into the amount that is credit-related (referred to as the credit loss component) and the amount due to all other factors. The credit loss component is recognized in net income and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit-related and is recognized in AOCI. For debt securities that are intended to be sold, or that management believes are more likely than not to be required to be sold prior to recovery, the full impairment is recognized immediately in earnings.

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

Related Party Receivables and Payables — As of March 31, 2011, related party receivables, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries, were $6.5 million and related party payables were $0.7 million compared to $6.4 million and $1.8 million as of December 31, 2010, respectively.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and consistent with industry accounting practice, amortizes these costs for each underwriting year book of business against revenue in proportion to estimated gross profits in order to match costs and revenues. To the extent the Company provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. Estimated gross profits are comprised of earned premiums, interest income, losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization to reflect actual experience and any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $207.1 million and $202.6 million as of March 31, 2011 and December 31, 2010, respectively.

The Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other. Capitalized costs are amortized beginning at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company did not incur any capitalized costs related to software developed for internal use in the first quarters of 2011 and 2010.

Other Receivables — In 2010, the Company restructured various modified pool policies whereby the Company paid a fee to be relieved of all of its remaining obligations to provide insurance coverage under those policies. In certain of these transactions, we retained the right to continue to receive monthly premium payments as though the insurance had not been cancelled. The Company has determined that this stream of payments, which is supported by an underlying pool of mortgage loans, is no longer part of an insurance contract and instead must be accounted for separately as a discounted receivable. Management determined that this stream of cash flows most resembles a beneficial interest from a residential mortgage securitization (interest-only strips), which is also a stream of cash flows based on an underlying pool of mortgages.

To initially value this asset, management used observable market inputs from an active market with respect to interest-only strips for mortgage securitizations with similar characteristics to those of the former modified pool policies (e.g., origination year, loan-to-value ratios, etc.) and applied these fair value inputs to the expected cash flows. Consistent with FASB ASC Topic 835 Interest, a market discount of $26.0 million was calculated based on the excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment. The fair value of the asset upon initial recognition was $82.3 million. On a monthly basis, the Company applies the cash received from this asset to the accretion with the excess cash reducing the value of the asset. The carrying value of the asset was $61.6 million as of March 31, 2011 (net of a market discount of $17.3 million) compared to $66.3 million as of December 31, 2010 (net of a market discount of $19.2 million). The income recognition from the accretion of the discount is recognized as other income and was $1.9 million for the three months ended March 31, 2011.

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

Convertible Notes — In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of common stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. At March 31, 2011, Additional Paid-in- Capital included $66.0 million related to the fair value of the conversion option.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities, principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Premium Deficiency Reserve — The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in 2009. As of March 31, 2011, a premium deficiency reserve for PMI Europe was not required. As of March 31, 2011, management determined that the premium deficiency reserve for PMI Canada was $1.3 million. Premium deficiency reserves are included in reserves for losses and loss adjustment expenses on the consolidated balance sheets and losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, results could be negatively affected in future periods.

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

PMI Europe currently reinsures certain financial guaranty contracts. The Company establishes reserves for losses and LAE for financial guaranty contracts on a case-by-case basis when specific insured obligations are in payment default or are likely to be in payment default. Financial guaranty contracts are recorded in accordance with the accounting guidance provided in FASB ASC Topic 944 Financial Services – Insurance. These reserves represent an estimate of the present value of the anticipated shortfall between payments on insured obligations plus anticipated loss adjustment expenses and anticipated cash flows from, and proceeds to be received on sales of, any collateral supporting the obligation and/or other anticipated recoveries. The discount rate used in calculating the net present value of estimated losses is based upon the risk-free rate for the duration of the anticipated shortfall.

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

Reinsurance — The Company uses reinsurance to reduce net risk-in-force and enhance capital allocation. This is done primarily with captive reinsurance companies via both excess-of-loss (“XOL”) and quota share arrangements. Under a captive reinsurance agreement, the Company reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. PMI’s captive reinsurance agreements primarily provide for XOL reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer. The Company cedes premiums pursuant to its captive reinsurance arrangements in exchange for the reinsurance of a portion of the Company’s risk less, in some instances, a ceding commission paid to us for underwriting and administering the business. Ceded premiums reduce premiums earned and ceded loss reserves reduce losses and loss adjustment expenses in the consolidated statements of operations. Total loss reserves gross of reinsurance contracts are determined in accordance with the Company’s loss reserving practices. After gross reserves are established, reserves are allocated to reinsurance contracts consistent with the terms of the coverage provided and based on an actuarial analysis of the loans reinsured under each reinsurance agreement. The total ceded loss reserves subject to reinsurance arrangements represent reinsurance recoverables in the consolidated balance sheets. Under the Company’s XOL captive reinsurance arrangements, PMI generally cedes 100% of the losses within the reinsured loss layer to the captive insurance company. PMI limits its recorded recoverable to the amount currently available in the trust account maintained by the captive insurance company for PMI’s benefit, if that amount is less than PMI’s ceded loss reserves. Effective January 1, 2009, the Company ceased seeking reinsurance under XOL captive reinsurance agreements. On that date, in-force XOL contracts were placed into run-off and will mature pursuant to the existing terms and conditions. A small percentage of the Company’s existing captive reinsurance arrangements are under quota share agreements under which the Company continues to reinsure new insurance business.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 88.3% and 87.7% of gross premiums written from the Company’s mortgage insurance operations in the first quarters of 2011 and 2010, respectively. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract. In addition, when the Company pays a claim on a delinquent loan, all premiums received on the delinquent loan covering any period after the default date will be refunded, in accordance with the terms of the contract. In the event the Company rescinds insurance coverage of a loan as a result of an issue that occurred during the origination of the loan and/or prior to the effective date of coverage, it refunds all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. Premium refunds reduce premiums earned in the consolidated statements of operations. Premium refunds (including the changes in reserve for premium refunds) were $33.1 million and $26.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

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

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis. In the course of its review, the Company assesses all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. In 2010 and first quarter of 2011, the Company experienced loss development in excess of its expectations. Based, in part, on the higher than expected loss development, the Company does not currently expect its U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. Primarily as a result of these factors, under Topic 740, the Company does not use forecasted taxable income from its mortgage insurance activities in determining whether or not the deferred tax assets will be utilized. In 2011, the Company evaluated its deferred tax assets in light of these issues and determined that it was necessary to increase its valuation allowance by $51.7 million to $578.9 million with respect to its deferred tax assets of $859.2 million. The Company expects that the remaining net deferred tax assets of $143.8 million will be utilized based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from the Company’s mortgage insurance activities. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 12, Income Taxes, for further discussion.)

On August 12, 2010, the Board of Directors of The PMI Group adopted a Tax Benefits Preservation Plan (the “Plan”). In connection with its adoption of the Plan, the Board declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010. On February 17, 2011, the Board adopted the Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”), which amends and restates the Plan in its entirety. The purpose of the Amended Plan is to help protect the Company’s ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). The Company’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Amended Plan is designed to reduce the likelihood that the Company will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of the Company stock. There can be no assurance, however, that the Plan will prevent the Company from experiencing an ownership change. If the Amended Plan is not approved by stockholders at the 2011 annual meeting, the Plan will expire on August 11, 2011 (unless such date is advanced).

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating financial results with a functional currency other than the reporting currency are reported as a component of AOCI included in total shareholders’ equity. Foreign currency translation gains in AOCI net of taxes were $58.2 million as of March 31, 2011 compared with $51.1 million as of December 31, 2010. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of monetary assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of MIC, PMI Mortgage Assurance Co. (“PMAC”), formerly Commercial Loan Insurance Co., PMI Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results of PMI Europe and PMI Canada. The Corporate and Other segment includes other income and related operating expenses of PMI Mortgage Services Co., change in fair value of certain debt instruments, interest expense, intercompany eliminations and corporate expenses of the Company; equity in earnings (losses) from certain limited partnerships and its former investment in FGIC.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net loss for the quarters ended March 31, 2011 and 2010, 9.5 million and 8.7 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, additional shares are considered for dilutive EPS purposes related to the Convertible Notes issued in 2010. The method of determining which method to use for calculating dilutive EPS for the Convertible Notes depends on the facts and circumstances of the Company’s liquidity position. At March 31, 2011, 36.3 million share equivalents were excluded from the calculation of diluted earnings per share under the If Converted method as their inclusion would have been anti-dilutive. No share equivalents were excluded under the Treasury Stock method.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS:

	Three Months Ended March 31,
	2011	2010
	(Dollars and shares in thousands)
Net loss	$(126,824)	$(156,987)

Weighted-average shares for basic EPS	161,313	82,776
Weighted-average stock options and other dilutive components	—	—

Weighted-average shares for diluted EPS	161,313	82,776

Dividends declared and accrued to common shareholders	$—	$—

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”) in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated results of operations. Share-based compensation expense was $0.9 million (pre-tax) and $1.1 million (pre-tax) for the three months ended March 31, 2011 and 2010, respectively.

Debt Instruments — The Company has elected the fair value option for certain corporate debt as permitted by FASB ASC Topic 825 Financial Instruments (“Topic 825”). The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value were expected to generally offset changes in the value of credit default swap contracts that are also accounted for at fair value. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the senior debt that was issued. As of March 31, 2011, the unamortized balance in the other comprehensive income related to these fair value hedges was approximately $6.2 million (pre-tax).

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

Reclassifications — Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current years’ consolidated financial statement presentation.

NOTE 3. INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of March 31, 2011 and December 31, 2010 are shown in the tables below:

	Cost or	Gross Unrealized		Fair
	Amortized Cost	Gains	(Losses)	Value
		(Dollars in thousands)
As of March 31, 2011
Fixed income securities:
Municipal bonds	$228,816	$1,187	$(13,597)	$216,406
Foreign governments	152,587	580	—	153,167
Corporate bonds	1,255,761	5,075	(22,973)	1,237,863
FDIC corporate bonds	189,057	851	(882)	189,026
U.S. governments and agencies	326,415	1,177	(6,017)	321,575
Mortgage-backed securities	340,223	606	(6,195)	334,634
Asset-backed securities	220,452	563	(667)	220,348

Total fixed income securities	2,713,311	10,039	(50,331)	2,673,019
Equity securities:
Common stocks	31,288	369	(4,422)	27,235
Preferred stocks	96,096	18,228	(832)	113,492

Total equity securities	127,384	18,597	(5,254)	140,727
Short-term investments	17,576	3	(20)	17,559

Total investments	$2,858,271	$28,639	$(55,605)	$2,831,305

	Cost or	Gross Unrealized		Fair
	Amortized Cost	Gains	(Losses)	Value
		(Dollars in thousands)
As of December 31, 2010
Fixed income securities:
Municipal bonds	$232,108	$668	$(12,665)	$220,111
Foreign governments	151,393	946	—	152,339
Corporate bonds	1,241,265	8,278	(17,726)	1,231,817
FDIC corporate bonds	180,698	703	(631)	180,770
U.S. governments and agencies	326,082	1,955	(4,914)	323,123
Mortgage-backed securities	326,832	462	(5,120)	322,174
Asset-backed securities	221,016	567	(711)	220,872

Total fixed income securities	2,679,394	13,579	(41,767)	2,651,206
Equity securities:
Common stocks	34,773	294	(4,403)	30,664
Preferred stocks	105,410	16,766	(1,755)	120,421

Total equity securities	140,183	17,060	(6,158)	151,085
Short-term investments	17,886	3	(22)	17,867

Total investments	$2,837,463	$30,642	$(47,947)	$2,820,158

As of March 31, 2011 and December 31, 2010, the total fair value of the mortgage-backed securities portfolio was $334.6 million and $322.2 million, with $327.3 million and $314.9 million invested in residential mortgage-backed securities and $7.3 million and $7.3 million invested in commercial mortgage-backed securities, respectively. There were no other-than-temporary impairments on debt securities in the first quarters of 2011 or 2010.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011
Fixed income securities:
Municipal bonds	$129,219	$(5,645)	$60,434	$(7,952)	$189,653	$(13,597)
Corporate bonds	774,445	(22,972)	495	(1)	774,940	(22,973)
FDIC corporate bonds	16,342	(882)	—	—	16,342	(882)
U.S. government and agencies	194,095	(6,017)	—	—	194,095	(6,017)
Mortgage-backed securities	287,815	(5,290)	278	(905)	288,093	(6,195)
Asset-backed securities	85,773	(667)	—	—	85,773	(667)

Total fixed income securities	1,487,689	(41,473)	61,207	(8,858)	1,548,896	(50,331)
Equity securities:
Common stocks	25,340	(4,422)	—	—	25,340	(4,422)
Preferred stocks	—	—	41,755	(832)	41,755	(832)

Total equity securities	25,340	(4,422)	41,755	(832)	67,095	(5,254)
Short-term investments	6,873	(20)	—	—	6,873	(20)

Total	$1,519,902	$(45,915)	$102,962	$(9,690)	$1,622,864	$(55,605)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
U.S. government and agencies	186,635	(4,914)	—	—	186,635	(4,914)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

As of March 31, 2011, the Company’s investment portfolio included 634 securities in an unrealized loss position compared to 629 securities as of December 31, 2010. At March 31, 2011, the Company had gross unrealized losses of $55.6 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.6 billion. The deterioration in unrealized losses on the fixed income portfolio from December 31, 2010 to March 31, 2011 was primarily due to the rising yields across the fixed income investment categories and the effect of the strengthening of the Euro and the Canadian dollar with respect to the U.S. dollar denominated corporate bond investments in the Company’s European and Canadian subsidiaries. Unrealized losses on the Company’s corporate bond portfolio at March 31, 2011 were primarily related to an increase in interest rates.

Gross unrealized losses in the equity security portfolio were $0.9 million lower at March 31, 2011 compared with December 31, 2010 due to the improvement in the valuation of the preferred stock portfolio and the sale of certain preferred stocks in the first quarter of 2011. At March 31, 2011, the total preferred stock portfolio had a fair value of $113.5 million, with $37.6 million invested in public utility companies and the remaining $75.9 million invested in the financial services sector.

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

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit-related is deducted from net realized losses in the statement of operations and reflected in other comprehensive income (loss) and AOCI, the latter of which is a component of stockholders’ equity.

Other-than-temporary Impairment – During the three months ended March 31, 2011 and March 31, 2010, the Company did not record other-than-temporary impairment losses in net realized investment gains (losses) in the consolidated statements of operations.

Activity related to the credit component recognized in net realized investment gains on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the three months ended March 31, 2011 and March 31, 2010 is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2011 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	March 31, 2011 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	142	—	—	142

Total OTTI credit losses recognized for debt securities	$1,859	$—	$—	$1,859

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	March 31, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(74)	—	715

Total OTTI credit losses recognized for debt securities	$2,506	$(74)	$—	$2,432

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at March 31, 2011:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$366,104	367,138
Due after one year through five years	1,103,054	1,100,454
Due after five years through ten years	663,440	640,888
Due after ten years	240,490	229,905
Mortgage-backed securities	340,223	334,634

Total fixed income securities	$2,713,311	2,673,019

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed income securities	$16,070	$23,619
Equity securities	1,695	3,101
Short-term investments, cash and cash equivalents and other	(197)	817

Investment income before expenses	17,568	27,537
Investment expenses	(846)	(849)

Net investment income	$16,722	$26,688

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) consist of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed income securities:
Gross gains	$99	$5,758
Gross losses	(14)	(1,381)

Net gains	85	4,377
Equity securities:
Gross gains	248	3,492
Gross losses	(392)	(148)

Net (losses) gains	(144)	3,344
Short-term investments:
Gross losses	(22)	(288)

Net losses	(22)	(288)

Net realized investment (losses) gains before income taxes	(81)	7,433
Income tax expense	—	2,602

Total net realized investment (losses) gains after income taxes	$(81)	$4,831

Net realized investment losses for the first quarter of 2011 resulted primarily from the sale of a common stock distribution from a limited partnership and certain preferred stock sales. Net realized investment gains for the first quarter of 2010 resulted primarily from the sales of certain municipal bonds and preferred stocks.

Other Items — At March 31, 2011, fixed income securities and short-term investments with an aggregate fair value of $12.2 million were on deposit with regulatory authorities as required by law.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011	Ownership Percentage	December 31, 2010	Ownership Percentage
	(Dollars in thousands)
CMG MI	105,331	50.0%	106,470	50.0%
Other*	13,899	various	14,570	various

Total	$119,230		$121,040

*	Other represents principally various limited partnership investments.

In the third quarter of 2010, the Company sold its equity ownership interest in FGIC, the holding company of Financial Guaranty Insurance Company. In the third quarter of 2010, CMG Mortgage Reinsurance Company issued a $5.0 million Surplus Note to MIC and a $5.0 million Surplus Note to CUNA Mutual Insurance Society. The Surplus Notes are due September 30, 2020 and bear interest at a rate of 6.25% per year until October 15, 2015 and 9.00% per year thereafter. The interest is payable annually on September 30.

Equity in earnings (losses) from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended March 31,
	2011	Ownership Percentage	2010	Ownership Percentage
	(Dollars in thousands)
CMG MI	$(1,452)	50.0%	$(4,289)	50.0%
Other	153	various	(121)	various

Total	$(1,299)		$(4,410)

Due to the impairment of its FGIC investment in the first quarter of 2008 and the sale of FGIC during the third quarter of 2010, the Company did not recognize any equity in earnings (losses) from FGIC in 2010 or 2011.

CMG MI’s condensed balance sheets as of March 31, 2011 and December 31, 2010, and condensed statements of operations for the three months ended March 31, 2011 and 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$380,415	$383,399
Deferred policy acquisition costs	12,263	12,029
Other assets	22,770	26,767

Total assets	$415,448	$422,195

Liabilities:
Reserve for losses and loss adjustment expenses	$180,179	$184,343
Unearned premiums	11,992	12,998
Debt	10,000	10,000
Other liabilities	9,322	8,622

Total liabilities	211,493	215,963
Shareholders’ equity	203,955	206,232

Total liabilities and shareholders’ equity	$415,448	$422,195

	Three Months Ended March 31,
	2011	2010
Condensed Statements of Operations	(Dollars in thousands)
Gross revenues	$25,678	$26,819
Total expenses	31,251	40,524

Loss before income taxes	(5,573)	(13,705)
Income tax benefit	(2,669)	(5,127)

Net loss	(2,904)	(8,578)

PMI’s ownership interest in common equity	50.0%	50.0%

Total equity in losses from CMG MI	$(1,452)	$(4,289)

NOTE 5. DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	2011	2010
	(Dollars in thousands)
Beginning balance	$46,372	$41,289
Policy acquisition costs incurred and deferred	5,899	5,229
Amortization of deferred policy acquisition costs	(4,156)	(3,876)

Balance at March 31,	$48,115	$42,642

NOTE 6. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (LAE)

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

	2011	2010
	(Dollars in thousands)
Balance at January 1,	$2,869,765	$3,178,359
Less: reinsurance recoverables	(459,671)	(703,550)

Net balance at January 1,	2,410,094	2,474,809
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	177,939	289,620
Prior years (1)	63,171	52,669

Total incurred	241,110	342,289
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	—	(3,267)
Prior years	(205,167)	(268,466)

Total payments	(205,167)	(271,733)

Foreign currency translation effects	1,079	(1,917)

Net ending balance at March 31,	2,447,116	2,543,448
Reinsurance recoverables	439,324	666,298

Balance at March 31,	$2,886,440	$3,209,746

(1)	The $63.2 million net increase in prior years’ reserves in the first quarter of 2011 was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ primary reserves related to increases in claim rates and an increase to the IBNR reserve. The increases in claim rates were due to fewer than expected cures. The increase to the IBNR reserve was related to changes in estimates of future reinstatements of claim denials.

The $52.7 million net increase in prior years’ reserves in the first quarter of 2010 was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ pool reserves. In the first quarter of 2010, the increase in the prior years’ reserves related to the pool portfolio was due to increases in claim rates partially offset by decreases in pool claim sizes and restructurings related to negotiated early discounted claim payments for modified pool contracts completed in the first quarter of 2010. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

The decrease in total consolidated loss reserves at March 31, 2011 compared to March 31, 2010 was primarily due to decreases in the reserve balances for U.S. Mortgage Insurance Operations primarily due to payments of claims on the Company’s primary and pool insurance portfolios combined with fewer new notices of default. Upon receipt of notices of default, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a notice of default to result in a primary claim payment. Accordingly, almost all losses paid relate to notices of default received in prior years.

NOTE 7. FAIR VALUE DISCLOSURES

The following tables present the difference between fair values as of March 31, 2011 and December 31, 2010 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Fluctuations in credit spreads and market yields drive changes in fair values of the long-term debt. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the three months ended March 31, 2011 would have been $0.92 per share compared to $0.79 per share as reported in the first quarter of 2011.

	Fair Value (including accrued interest) as of March 31, 2011	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$197,345	$250,625	$53,280
6.625% Senior Notes	$101,946	$150,414	$48,468

	Fair Value (including accrued interest) as of December 31, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$215,158	$254,375	$39,217
6.625% Senior Notes	$112,023	$152,898	$40,875

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

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	March 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$216,406	$—	$216,406
Foreign governments	—	153,167	—	153,167
Corporate bonds	—	1,237,863	—	1,237,863
FDIC corporate bonds	—	189,026	—	189,026
U.S. governments and agencies	—	321,575	—	321,575
Mortgage-backed securities	—	332,620	2,014	334,634
Asset-backed securities	—	220,348	—	220,348

Total fixed income securities	—	2,671,005	2,014	2,673,019
Equity securities:
Common stocks	26,723	—	512	27,235
Preferred stocks	—	109,805	3,687	113,492

Total equity securities	26,723	109,805	4,199	140,727
Short-term investments	362	17,197	—	17,559
Cash and cash equivalents	211,497	—	—	211,497

Total assets	$238,582	$2,798,007	$6,213	$3,042,802

Liabilities
Credit default swaps	$—	$—	$4,644	$4,644
6.000% Senior Notes	—	197,345	—	197,345
6.625% Senior Notes	—	101,946	—	101,946

Total liabilities	$—	$299,291	$4,644	$303,935

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$220,111	$—	$220,111
Foreign governments	—	152,339	—	152,339
Corporate bonds	—	1,231,817	—	1,231,817
FDIC corporate bonds	—	180,770	—	180,770
U.S. governments and agencies	—	323,123	—	323,123
Mortgage-backed securities	—	320,192	1,982	322,174
Asset-backed securities	—	220,872	—	220,872

Total fixed income securities	—	2,649,224	1,982	2,651,206
Equity securities:
Common stocks	30,192	—	472	30,664
Preferred stocks	—	116,734	3,687	120,421

Total equity securities	30,192	116,734	4,159	151,085
Short-term investments	462	17,405	—	17,867
Cash and cash equivalents	267,705	—	—	267,705

Total assets	$298,359	$2,783,363	$6,141	$3,087,863

Liabilities
Credit default swaps	$—	$—	$5,366	$5,366
6.000% Senior Notes	—	215,158	—	215,158
6.625% Senior Notes	—	112,023	—	112,023

Total liabilities	$—	$327,181	$5,366	$332,547

Fair Value of Credit Default Swap Contracts

PMI Europe’s risk-in-force related to its credit default swap (“CDS”) contracts was $12.4 million, which is the maximum potential amount of loss, as of March 31, 2011 and as of December 31, 2010. Certain PMI Europe CDS contracts contain collateral support provisions which, in certain circumstances, such as deterioration of underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. The aggregate fair value of all derivative instruments with collateral support provisions that are in a liability position as of March 31, 2011 is $4.6 million, for which the Company has posted collateral of $4.8 million in the normal course of business. The actual level of collateral posted in 2011 will be dependent upon deal performance, claim payments, and the extent to which PMI Europe is successful in commuting certain contracts. To the extent PMI Europe is successful in commuting certain contracts the amount of collateral postings could be significantly reduced. The fair value of derivative liabilities was $4.6 million and $5.4 million as of March 31, 2011 and December 31, 2010, respectively, and is included in other liabilities on the balance sheet.

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

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and March 31, 2010.

	Total Fair Value Measurements
	Three Months Ended March 31, 2011
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Balance, January 1, 2011	1,982	4,159	(5,366)
Total gains or (losses)
Included in earnings (1)	—	40	784
Included in other comprehensive income (2)	32	—	(295)
Settlements (3)	—	—	233

Balance, March 31, 2011	$2,014	$4,199	$(4,644)

	Three Months Ended March 31, 2010
	(Dollars in thousands)
Balance, January 1, 2010	3,147	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	1,718
Included in other comprehensive income (2)	(938)	—	1,010
Settlements (3)	—	—	(931)

Balance, March 31, 2010	$2,209	$3,909	$(15,534)

(1)	The gain on equity securities of $40 thousand for the three months ended March 31, 2011 and the loss on equity securities of $61 thousand for the three months ended March 31, 2010 are included in net investment income in the Company’s consolidated statement of operations. The gains on credit default swaps of $0.8 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively, are included in other income in the Company’s consolidated statement of operations.

(2)	The gain on fixed income securities of $32 thousand for the three months ended March 31, 2011 is included in other comprehensive income. The loss on fixed income securities of $0.9 million for the three months ended March 31, 2010 is a result of the adjustment of certain corporate bonds to market price and is included in other comprehensive income. The loss on credit default swaps of $0.3 million for the three months ended March 31, 2011 and the gain on credit default swaps of $1.0 million for the three months ended March 31, 2010 are a result of the translation from the Euro to the U.S. dollar and are included in other comprehensive income.
(3)	The settlements of $0.2 million for the three months ended March 31, 2011 represent net cash paid on credit default swaps. The settlements of $0.9 million for the three months ended March 31, 2010 represent net cash received on credit default swaps.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Income Taxes — As of March 31, 2011, no tax issues from the most recently closed or current IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — As of March 31, 2011, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Legal Proceedings — The Company is engaged in litigation and alternative dispute resolution with respect to its rescission activity. These proceedings, discussed below, are complex and their outcomes are subject to substantial uncertainty.

•

As previously disclosed, on January 26, 2009, the Company was served with a complaint filed by Bayview Loan Servicing, LLC in California Superior Court. The complaint alleges that the Company improperly rescinded mortgage insurance coverage, or terminated coverage for non-payment of premium, on 94 loans and seeks unspecified contractual and extra-contractual damages. The parties have reached a settlement of this action. The estimated costs associated with the settlement of this action were not material and were accrued by the Company in the first quarter of 2011.

•

The Company and a customer have agreed to participate in arbitration proceedings regarding contested rescissions on approximately 190 loans. In its demand for arbitration, the customer seeks unspecified contractual and extra-contractual damages. The arbitration is currently scheduled to take place in July 2011. The disputed risk on the loans subject to arbitration is approximately $13 million. The Company believes that a significant majority of the disputed risk is delinquent.

•

In March 2011, the Company and a customer participated in a voluntary mediation with respect to contested rescissions on a group of what the Company believes to be approximately 1,200 loans, with disputed risk of approximately $100 million. The Company believes that the significant majority of the disputed risk is delinquent. The mediation did not result in a resolution of the matter.

•

In February 2011, the Company was advised by a customer that it desired to engage in arbitration with respect to or otherwise resolve approximately 190 rescinded loans with disputed risk of approximately $14.6 million. The Company and the customer are discussing the timing and structure of any such arbitration.

In addition to the above matters, other customers have challenged the legal and factual bases of the Company’s rescission decisions. The Company is in discussions with such customers and, to date, such matters have not resulted in litigation or other formal dispute resolution proceedings initiated against the Company.

The above matters are generally in the early stages and the Company intends to defend against these claims vigorously. The Company’s contractual rescission rights have not been subject to judicial or arbitral decisions. As a result, and as the above matters represent aggregations of multiple rescission decisions based upon review of individual loan files, the ultimate resolution of these matters is inherently uncertain and impossible to ascertain. While the Company considers potential future reinstatements of rescinded policies as a result of its rescission reconsideration process when it establishes the IBNR portion of its reserve for losses and loss adjustment expenses, these reserves are not intended to include the possibility that the Company may be unsuccessful in defending its rescissions in the above litigation or other dispute resolution processes.

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

NOTE 9. RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of March 31, 2011, $20.5 million remains on deposit in the trust account and is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves in the Company’s U.S. Mortgage Insurance Operations segment.

Certain of PMI Europe’s CDS and reinsurance transactions contain collateral support provisions which, in certain circumstances, require PMI Europe to post collateral for the benefit of the counterparty. As of March 31, 2011 and 2010, PMI Europe posted collateral of $4.8 million on credit default swap transactions accounted for as derivatives and $6.1 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $10.9 million is included in investments and cash and cash equivalents in the Company’s International Operations segment at March 31, 2011.

NOTE 10. COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net loss	$(126,824)	$(156,987)
Unrealized (losses) gains on investments
Total change in unrealized (losses) gains arising during the period, net of tax expense	(8,762)	13,823
Less: realized investment (losses) gains, net of tax expense	(59)	5,019

Change in unrealized gains arising during the period, net of tax (benefit) expense of $(473) and $2,574, respectively	(8,703)	8,804
Accretion of cash flow hedges, net of tax expense of $0 and $54, respectively	153	99
Change in unrealized gains on foreign currency translation, net of tax expense (benefit) of $0 and $(3,527), respectively	7,136	(2,567)

Other comprehensive (loss) income	(1,414)	6,336

Comprehensive loss	$(128,238)	$(150,651)

The change in unrealized gains/losses in the first quarter of 2011 was primarily due to the rise in yields across the yield curve and the effect of the strengthening of the Euro and Canadian dollar with respect to the U.S. dollar denominated investments in the Company’s European and Canadian subsidiaries. The change in unrealized gains/losses in the first quarter of 2010 was primarily due to the improved valuation of the preferred and common stock securities offset by the deterioration in the valuation of the municipal bond portfolio. The improvement in foreign currency translation adjustment in the first quarter of 2011 was primarily due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, the deterioration in foreign currency translation adjustment in the first quarter of 2010 was driven by the weakening of the Euro relative to the U.S. dollar, offset in part by the strengthening of the Canadian dollar.

The following table shows the accumulated balances for each component of AOCI net of tax for the three months ended March 31, 2011 and 2010:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2009	28,444	(8,557)	(4,554)	50,075	65,408
Current period change	8,804	—	99	(2,567)	6,336

Balance, March 31, 2010	$37,248	$(8,557)	$(4,455)	$47,508	$71,744

Balance, December 31, 2010	(28,852)	(11,668)	(4,103)	51,109	6,486
Current period change	(8,703)	—	153	7,136	(1,414)

Balance, March 31, 2011	$(37,555)	$(11,668)	$(3,950)	$58,245	$5,072

NOTE 11. BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Pension benefits
Service cost	$1,229	$1,501
Interest cost	1,012	1,154
Expected return on plan assets	(813)	(904)
Amortization of prior service cost	(261)	(296)
Recognized net actuarial loss	333	339

Net periodic benefit cost	$1,500	$1,794

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Other post-retirement benefits
Service cost	$122	$107
Interest cost	242	261
Amortization of prior service cost	(196)	(155)
Recognized net actuarial loss	132	117

Net periodic post-retirement benefit cost	$300	$330

The Company contributed $6.2 million to the Retirement Plan in 2010. The Company generally makes contributions that are sufficient to fully fund its actuarially determined costs.

NOTE 12. INCOME TAXES

The components of the deferred income tax assets and liabilities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$195,125	$194,974
Discount on loss reserves	33,511	34,342
Unearned premium reserves	4,447	4,090
Abnormal capital loss	245,511	245,511
Pension costs and deferred compensation	21,235	21,766
Net operating losses	312,317	244,269
Basis difference in foreign subsidiaries	28,272	28,272
Other assets	18,748	18,880

Total deferred tax assets	859,166	792,104

Deferred tax liabilities:
Deferred policy acquisition costs	16,840	16,230
Unrealized net gains on investments	9,870	9,952
Convertible debt discount	33,515	34,072
Unrealized net gains on debt	50,247	35,113
Software development costs	1,627	2,638
Equity in earnings from unconsolidated subsidiaries	20,586	21,094
Other liabilities	3,694	2,819

Total deferred tax liabilities	136,379	121,918

Net deferred tax asset	722,787	670,186
Valuation allowance	(578,940)	(527,287)

Net deferred tax asset	$143,847	$142,899

The Company evaluates the need for a valuation allowance quarterly taking into consideration all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. The Company previously realized benefits from the use of tax and loss bonds which, when redeemed, resulted in taxable income that offset the Company’s operating losses. The Company redeemed its remaining tax and loss bonds in the first quarter of 2010 and there were no remaining benefits that the Company could consider when it evaluated its deferred tax valuation allowance. As of March 31, 2011, the tax valuation allowance was $578.9 million against a $722.8 million net deferred tax asset. (See Note 2, Summary of Significant Accounting Policies, for further discussion.)

The deferred tax asset of $245.5 million labeled “abnormal capital loss” above represents the sale of capital assets which include FGIC and preferred stocks during a time where they would qualify as an “abnormal loss” under Internal Revenue Code § 832(c)(5) previously recorded as unrealized losses. Capital losses qualifying under this section of the Internal Revenue Code are allowed to offset ordinary income to the extent they exceed capital gains and can be carried back three years and forward five years. Accordingly, when the tax returns are filed for 2010, the abnormal losses will be carried back to 2008 where significant taxable income was generated due to the sale of our Australia and Asia subsidiaries, as well as the redemption of tax and loss bonds. While the carryback of abnormal losses will not generate any tax refund on a consolidated level, certain credits that were used to offset the 2008 taxes will be released and available to offset future taxable income. Most of these credits are foreign tax credits which will expire in 2018 if not utilized before that time.

In accordance with Topic 740, the Company has recorded a contingent liability of $3.6 million and $2.3 million as of March 31, 2011 and December 31, 2010, respectively, which, if recognized, would affect the Company’s future effective tax rate. When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $0.3 million in the first quarter of 2011. As of March 31, 2011, there were no additional positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

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

PMI has historically provided for U.S. federal income tax on the undistributed earnings from its foreign subsidiaries, except to the extent such earnings are reinvested indefinitely. During 2009, the Company determined that earnings from foreign subsidiaries, principally PMI Europe, were no longer deemed “permanently reinvested”. As such, related income tax amounts have subsequently been recorded as components in the consolidated statement of operations and AOCI.

The Company has domestic net operating loss carryforwards of approximately $806.9 million that will expire in 2030, if not utilized. The Company has foreign net operating loss carryforwards of approximately $54.6 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $195.1 million, primarily related to the payment of alternative minimum tax of $106.3 million, foreign taxes of $80.0 million, and general business credits of $8.8 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized by 2018.

NOTE 13. REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$151,889	$185,481
Assumed	2	3
Ceded	(26,918)	(33,943)

Net premiums written	$124,973	$151,541

Premiums earned
Direct, net of refunds	$147,389	$187,217
Assumed	(19)	(49)
Ceded	(27,064)	(34,138)

Net premiums earned	$120,306	$153,030

Losses and loss adjustment expenses
Direct	$277,248	$368,634
Assumed	41	8
Ceded	(36,179)	(26,353)

Net losses and LAE	$241,110	$342,289

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 100.0% of total ceded premiums written in the first quarters of 2011 and 2010. The Company recorded $439.3 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of March 31, 2011, compared to $459.7 million as of December 31, 2010. These amounts have been reduced by a valuation allowance on reinsurance recoverables of $68.0 million and $75.1 million, to the extent applicable, if they are in excess of captive trust account balances as of March 31, 2011 and December 31, 2010, respectively. The decrease in reinsurance recoverables from year end 2010 is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. As of March 31, 2011 and December 31, 2010, the total assets in captive trust accounts, including those for which a valuation allowance was established as the recoverables exceed trust account balances, held for the benefit of PMI totaled approximately $679.0 million and $724.3 million, before quarterly net settlements, respectively.

NOTE 14. DEBT AND REVOLVING CREDIT FACILITY

	March 31, 2011			December 31, 2010
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$197,345	$197,345	$215,158
6.625% Senior Notes, due September 15, 2036 (1)	150,000	101,946	101,946	112,023
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	49,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	35,702	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	225,609	189,225	187,634

Total debt	$786,343	$610,352	$589,859	$616,158

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes include accrued interest.

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

The Company received proceeds of $279.0 million after the deduction of offering expenses of $6.1 million upon issuance of the 4.50% Convertible Notes due 2020. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. At March 31, 2011, the following summarizes the liability and equity components of the Convertible Notes:

March 31, 2011
(Dollars in thousands)
Liability components:
4.50% Convertible Notes due 2020	$285,000
Convertible Notes discount	(101,478)
Convertible Notes amortized discount	5,703

Convertible Notes, net of discount	$189,225

Equity components:
Additional Paid in Capital:
Embedded conversion option	$101,478
Less: Embedded conversion option tax effect	(35,517)
Less: Issuance Costs	(3,121)

$62,840

The Company has allocated the Convertible Notes offering costs to liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At March 31, 2011, remaining unamortized debt issuance costs included in other assets were $5.5 million and are being amortized to interest expense over the term of the Convertible Notes. Amortization expense for the three months ended March 31, 2011 was $0.2 million. At March 31, 2011 the remaining amortization period for the unamortized Convertible Notes discount and debt issuance costs was 9.08 years.

The components of interest expense resulting from the Convertible Notes for the three months ended March 31, 2011 are as follows:

Three months ended March 31, 2011
(Dollars in thousands)
Contractual coupon interest	$3,206
Amortization of Convertible Notes debt discount	1,591
Amortization of debt issuance costs	153

Interest expense on Convertible Notes	$4,950

For the period ended March 31, 2011, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 10.3%.

Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of common stock or a combination thereof, at its option. The Convertible Notes’ If-Converted value did not exceed the principal amount of $285 million at March 31, 2011.

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

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended March 31, 2011
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$119,044	$1,262	$—	$120,306
Net investment income	16,060	530	132	16,722
Equity in (losses) earnings from unconsolidated subsidiaries	(1,452)	—	153	(1,299)
Net realized investment losses	(74)	(7)	—	(81)
Change in fair value of certain debt instruments	—	—	21,656	21,656
Other income	1,917	787	—	2,704

Total revenues	135,495	2,572	21,941	160,008

Losses and expenses
Losses and loss adjustment expenses	238,994	2,116	—	241,110
Amortization of deferred policy acquisition costs	4,156	—	—	4,156
Other underwriting and operating expenses	25,032	1,430	1,217	27,679
Interest expense	3,223	—	10,288	13,511

Total losses and expenses	271,405	3,546	11,505	286,456

(Loss) income before income taxes	(135,910)	(974)	10,436	(126,448)
Income tax expense	376	—	—	376

Net (loss) income	$(136,286)	$(974)	$10,436	$(126,824)

	Three Months Ended March 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$151,628	$1,402	$—	$153,030
Net investment income	25,033	1,525	130	26,688
Equity in losses from unconsolidated subsidiaries	(4,289)	—	(121)	(4,410)
Net realized investment gains	7,170	263	—	7,433
Change in fair value of certain debt instruments	—	—	(40,813)	(40,813)
Other (loss) income	(1)	1,724	—	1,723

Total revenues (expenses)	179,541	4,914	(40,804)	143,651

Losses and expenses
Losses and loss adjustment expenses	341,537	752	—	342,289
Amortization of deferred policy acquisition costs	3,876	—	—	3,876
Other underwriting and operating expenses	30,090	1,800	2,070	33,960
Interest expense	74	—	9,449	9,523

Total losses and expenses	375,577	2,552	11,519	389,648

(Loss) income before income taxes	(196,036)	2,362	(52,323)	(245,997)
Income tax (benefit) expense	(74,253)	2,345	(17,102)	(89,010)

Net (loss) income	$(121,783)	$17	$(35,221)	$(156,987)

	March 31, 2011
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,793,591	$175,932	$73,279	$3,042,802
Investments in unconsolidated subsidiaries	105,331	—	13,899	119,230
Reinsurance recoverables	439,324	—	—	439,324
Deferred policy acquisition costs	48,115	—	—	48,115
Property, equipment and software, net of accumulated depreciation and amortization	21,749	—	61,485	83,234
Deferred tax assets	62,297	81,550	—	143,847
Other assets (liabilities)	208,476	7,159	(1,031)	214,604

Total assets	$3,678,883	$264,641	$147,632	$4,091,156

Liabilities
Reserve for losses and loss adjustment expenses	$2,860,635	$25,805	$—	$2,886,440
Reserve for premium refunds	106,535	—	—	106,535
Unearned premiums	65,155	3,857	—	69,012
Debt	285,000	—	304,859	589,859
Other liabilities	143,238	6,258	1,968	151,464

Total liabilities	3,460,563	35,920	306,827	3,803,310
Shareholders’ equity (deficit)	218,320	228,721	(159,195)	287,846

Total liabilities and shareholders’ equity	$3,678,883	$264,641	$147,632	$4,091,156

	December 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,830,680	$174,231	$82,952	$3,087,863
Investments in unconsolidated subsidiaries	106,470	—	14,570	121,040
Reinsurance recoverables	459,671	—	—	459,671
Deferred policy acquisition costs	46,372	—	—	46,372
Property, equipment and software, net of accumulated depreciation and amortization	22,769	—	62,417	85,186
Deferred tax assets	61,349	81,550	—	142,899
Other assets	263,019	6,895	6,042	275,956

Total assets	$3,790,330	$262,676	$165,981	$4,218,987

Liabilities
Reserve for losses and loss adjustment expenses	$2,846,580	$23,185	$—	$2,869,765
Reserve for premium refunds	88,696	—	—	88,696
Unearned premiums	60,227	4,071	—	64,298
Debt	285,000	—	331,158	616,158
Other liabilities	154,099	6,920	3,781	164,800

Total liabilities	3,434,602	34,176	334,939	3,803,717
Shareholders’ equity (deficit)	355,728	228,500	(168,958)	415,270

Total liabilities and shareholders’ equity	$3,790,330	$262,676	$165,981	$4,218,987

NOTE 16. EXIT AND DISPOSAL ACTIVITIES

In 2008 and 2009, the Company undertook initiatives to reduce and manage its expenses and to focus on its core U.S. mortgage insurance business. The following table provides a reconciliation of exit and disposal costs included in other liabilities and accrued expenses by operating segment in the first quarter of 2010:

	U.S. Mortgage Insurance Operations	International Operations	Consolidated Total
		(Dollars in thousands)
Balance at January 1, 2010	$2,072	$243	$2,315
Exit costs payments
Severance	(1,551)	—	(1,551)
Other	(77)	(61)	(138)

Total payments	(1,628)	(61)	(1,689)

Balance at March 31, 2010	$444	$182	$626

The expenses in the U.S. Mortgage Insurance Operations segment are primarily payroll and related expenses from involuntary terminations in 2009. The expenses in the International Operations segment are primarily due to reductions in force from the closure of PMI Canada’s office in Toronto and reconfiguration of PMI Europe. Exit costs incurred since December 2008 were $21.8 million which consisted primarily of severance and related costs. All accrued exit and disposal costs have been paid as of March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to losses, claims paid, loss reserves, default inventories, claim rates, rescission and claim denial activity and the challenges thereto, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, utilization of our deferred tax assets, the impact of market and competitive conditions, unemployment, liquidity, capital requirements and initiatives, captive reinsurance agreements, fair value of debt instruments, the performance of our derivative contracts as well as certain securities held in our investment portfolios, and potential litigation. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A. herein. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarters Ended March 31, 2011 and 2010

For the quarters ended March 31, 2011 and 2010, we recorded consolidated net losses of $126.8 million and $157.0 million, respectively. These losses were driven by losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations and, to lesser degrees, decreases in premiums earned and investment income. Losses and LAE decreased from $342.3 million in the first quarter of 2010 to $241.1 million in the first quarter of 2011. Premiums earned decreased from $153.0 million in the first quarter of 2010 to $120.3 million in the first quarter of 2011. Our consolidated net loss in the first quarter of 2011 included a $21.7 million increase to revenues as a result of decreases in the fair value of our corporate debt. Our consolidated net loss in the first quarter of 2010 included a $40.8 million decrease to revenues as a result of increases in the fair value of our debt.

Overview of Our Business

We provide residential mortgage insurance that protects mortgage lenders and investors from credit losses in the event of borrower default. We divide our business into the following segments:

•

U.S. Mortgage Insurance Operations. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded a net loss of $136.3 million for the quarter ended March 31, 2011 and $121.8 million for the quarter ended March 31, 2010. U.S. Mortgage Insurance Operations recorded a loss before income taxes of $135.9 million for the quarter ended March 31, 2011 and $196.0 million for the quarter ended March 31, 2010.

•

International Operations. Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business. International Operations generated a net loss of $1.0 million for the quarter ended March 31, 2011 and an insignificant amount of net income for the quarter ended March 31, 2010.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company, contract underwriting operations (which were discontinued in April 2009), our former investments in RAM Re and FGIC Corporation, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $10.4 million for the quarter ended March 31, 2011 and a net loss of $35.2 million for the quarter ended March 31, 2010.

Conditions and Trends Affecting our Business

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

MIC’s Capital Position. As a result of continuing losses, we expect that, in the second quarter of 2011, MIC’s policyholders’ position will decline below the minimum, and its risk-to-capital ratio will increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described below. As of March 31, 2011, MIC’s excess minimum policyholders’ position was $39.2 million and its risk-to-capital ratio was 24.4 to 1.

•

State Regulatory Capital Requirements/PMAC. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In two of those states, mortgage insurers are required to cease writing new business immediately if and so long as they fail to meet capital requirements. In the remaining fourteen states, we believe that regulators exercise discretion as to whether the mortgage insurer may continue writing new business. As applicable, we have requested from insurance departments either waivers of regulatory capital requirements or clarification that MIC’s inability to comply with capital requirements would not, by itself, require it to cease writing business in that state.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On March 30, 2011, in response to our waiver request, the Department advised us that:

•

Under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position (“MPP”).

•

The Department considers MPP one of many measures of the financial condition of a mortgage insurer. The Department will continue to evaluate MIC’s MPP along with all other measures of PMI’s business operations and financial position in assessing its liquidity and financial resources to fulfill its obligations under existing and prospectively issued mortgage guaranty insurance contracts. The Department expects that its financial statutory examination and actuarial analysis of MIC, initiated in January 2011, will provide the Department with additional information regarding MIC’s financial position, operations and exposure to prospective risks.

•	The Department requested that MIC provide it with additional periodic information regarding its operations and financial condition but did not impose restrictions upon its operations.

If the Department were to determine that MIC’s liquidity or financial resources warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

In addition to the Department’s notice described above, MIC has received written waivers from three state departments of insurance. One of these waivers remains in effect only until MIC exceeds a 27 to 1 risk-to-capital ratio. Each of these waivers may be withdrawn at any time. We believe that our pending waiver requests in other states are under review by the applicable state insurance departments. We cannot predict whether or under what circumstances these insurance regulators might exercise discretion to permit MIC to continue to write new business. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, we plan to write new mortgage insurance in those states through PMAC, a subsidiary of MIC. Fannie Mae and Freddie Mac (collectively, the “GSEs”) approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to restrictions and currently expire on December 31, 2011. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements. See Item 1A. Risk Factors – We expect that our primary insurance subsidiary, MIC, will not meet regulatory capital requirements in the second quarter of 2011. MIC could be required to cease writing new business and could be subject to restrictions under the terms of its runoff support agreement with Allstate and - Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

In 2008, we were required to submit remediation plans to each of the GSEs. To date, each of the GSEs continues to treat MIC as an eligible mortgage insurer. There can be no assurance that the GSEs will continue to treat MIC as an eligible mortgage insurer.

•

Losses and LAE. PMI’s losses and LAE includes net changes to loss reserves and expenses related to default, loss mitigation and claim processing in the applicable period. Losses and LAE in a particular period reflects reserves with respect to new delinquencies received in the period and additional amounts from any re-estimate of loss reserves associated with PMI’s existing delinquent loan inventory. Elevated levels of new delinquencies drove PMI’s losses and LAE of $341.5 million in the first quarter of 2010. Of PMI’s $239.0 million of losses and LAE in the first quarter of 2011, approximately $177.4 million was due to reserves on new (but, compared to the first quarter of 2010, fewer) delinquencies. The remaining $61.6 million of losses and LAE in the first quarter of 2011 was driven by increases in our incurred but not reported (“IBNR”) reserves and re-estimations of claim rates on PMI’s reserves established at year end 2010. For a discussion of our re-estimation of claim rates, see Claim Rates, below. We increased our IBNR reserves in the first quarter of 2011 primarily due to an increase in our estimate of the frequency of future reinstatements of past claim denials. See Rescission Activity and Claim Denials, below.

The process of estimating loss reserves is inherently uncertain and requires the forecast of complex factors, including future claim rates, future loan modification, rescission and claim denial activity, and macroeconomic conditions. The losses and LAE PMI incurs in a period are subject to change in later periods as we review the estimations made in the prior period and determine that adjustments to our assumptions are appropriate. PMI’s losses and LAE will be negatively affected if notices of default, claim rates and/or claim sizes develop unfavorably compared to our current estimates. Changes, or lack of improvement, in job creation, unemployment rates and home prices could significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. For additional discussion of our loss reserving process, see Critical Accounting Estimates – Reserves for Losses and LAE.

•

Claim Rates. A significant assumption within our loss reserving process is our estimate of the percentage of loans in PMI’s delinquent loan inventory that will result in a paid claim. Delinquent loans that do not result in a claim payment by PMI “cure.” Delinquent loans may cure as a result of, among other things, the borrower bringing the loan current, selling the home, or refinancing or modifying the loan, or PMI’s rescission of coverage with respect to the delinquent loan. In 2010, we increased PMI’s claim rates primarily due to high levels of unemployment and declining home prices, diminished refinancing opportunities, and the protracted implementation of modification programs such as the U.S. Treasury Home Affordable Modification Program (“HAMP”). In the first quarter of 2011, these factors caused us to further increase claim rates associated with delinquencies we received in 2010. Any future claim rate increases will negatively affect our results of operations and financial condition. See Critical Accounting Estimates – Reserves for Losses and LAE.

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

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Risk-in-force subject to forbearance reported in the quarter	$135.0	$148.1	$114.8	$177.7	$513.4	$656.1	$646.0	$198.7

As a result of a decreasing population of HAMP eligible borrowers, the amount of new risk-in-force entering forbearance plans is generally declining. As of March 31, 2011, approximately $2.6 billion of our risk-in-force was in a forbearance plan. Because a significant number of loans subject to forbearance plans are in trial modification periods, we believe that they are an indicator of risk-in-force that could ultimately cure as a result of retention workouts. Consequently, a portion of the loans subject to forbearance plans in a quarter may be re-characterized in a later period as risk related to a retention workout.

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

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	2010
	(Dollars in thousands)
Retention workouts	$257,626	$345,048	$462,727	$542,405	$543,035	$1,893,215
Liquidation workouts	$121,336	$124,551	$140,115	$162,164	$149,542	$576,372

	Q4 2009	Q3 2009	Q2 2009	Q1 2009	2009
	(Dollars in thousands)
Retention workouts	$285,000	$204,388	$187,390	$212,604	$889,382
Liquidation workouts	$125,894	$112,573	$115,404	$87,397	$441,268

Note: Year-end aggregate numbers may not total due to rounding.

Risk-in-force subject to retention workouts is declining as a result of a decline in our delinquent loan inventory and servicers refining their HAMP modification programs to require verification of income and other qualifying information during the initial stage of the modification process. Liquidation workouts of our delinquent risk remain elevated primarily as a result of high incidences of short sales and deeds-in-lieu approved by servicers and PMI as a means of mitigating loss by reducing foreclosure and other costs.

•

Defaults. As set out below in Segment Results - U.S. Mortgage Insurance Operations – Defaults, PMI’s primary and pool default inventories decreased in the first quarter of 2011. The decrease in PMI’s primary default inventory was due to lower levels of new notices of default, delinquency cures and primary claims paid. The decrease in PMI’s modified pool default inventory was primarily due to claims paid. We believe that new delinquencies from our 2005 through 2008 primary book years have peaked. Factors affecting the size of PMI’s default inventories in the first quarter of 2011 include:

Declining Home Prices and High Unemployment - Elevated levels of unemployment and home price depreciation negatively affect PMI’s default inventories and default rates.

Aging - A significant portion of loans in our delinquent loan inventory are those on which the borrowers are twelve or more payments in default. Historically, our claim rates have been higher as loans remain in our delinquency inventory and progress into later stages of the foreclosure and claim process. This trend has negatively impacted PMI's loss reserves and will continue if the resolution of these pending delinquencies requires more time or is less favorable than we expect.

Claims Paid – The number of primary claims paid (including claim denials) was 5,866 in the first quarter of 2011 compared to 6,892 in the first quarter of 2010. The decrease in the number of primary claims paid in the first quarter of 2011 compared to the first quarter of 2010 was driven by increases in the length of time required for claims processing and review, and to a lesser extent, foreclosure moratoriums instituted in the third quarter of 2010. Claims processing and review periods lengthened due to, among other factors, delays in servicers’ abilities to produce documents and perfect claims. We expect claims paid in 2011 (both in number and aggregate dollar amounts) to approximate or be slightly lower than 2010 levels and continue to contribute to the reduction in the number of loans in PMI’s default inventory.

Credit and Portfolio Characteristics and Geographic Factors – We have experienced higher than expected levels of delinquent mortgages with respect to certain types of loans and risk characteristics. See Segment Results - U.S. Mortgage Insurance Operations – Credit and portfolio characteristics. Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. See Segment Results - U.S. Mortgage Insurance Operations – Insurance and risk-in-force. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

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

PMI’s mortgage insurance policies, certain endorsements, and certain of its lender-paid mortgage insurance commitment agreements contain provisions giving PMI the right to unilaterally rescind coverage of an insured loan for breach of representations and warranties, material misrepresentation, negligent underwriting and/or ineligibility. PMI may also have rescission rights under general principles of contract law. Generally, PMI exercises its contractual rights following an investigation and upon establishing a reasonable belief that, at loan origination, there was a material misrepresentation by the originator or an agent of the originator, that the loan was negligently underwritten, or that the loan was not eligible for coverage under an approved loan program or set of underwriting guidelines. When PMI rescinds coverage, we notify the insured in writing, identify the bases for the rescission, summarize the evidence supporting the rescission decision and refund all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. The tables below show the aggregate risk of delinquent and non-delinquent loans rescinded by PMI in each of the quarters presented:

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Delinquent risk-in-force rescinded per quarter	$77.3	$93.2	$85.3	$78.7	$109.2	$123.6	$148.4	$170.3

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Non-delinquent risk-in-force rescinded per quarter	$0.6	$2.4	$0.8	$0.3	$1.3	$4.8	$9.5	$66.3

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

	Primary and Pool*
	(by book year**)
	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars in millions)
Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$212.3	$356.4	$899.8	$109.3	$1.4	$1,579.2

Rescinded Risk Disputed and Subsequently Re-Affirmed by PMI	$26.9	$47.1	$139.1	$19.8	$—	$232.9
Rescinded Risk Disputed and Currently Pending Investigation	2.9	27.1	73.2	6.6	0.1	109.9

Total Rescinded Risk Disputed (Net of Reinstatements)	$29.8	$74.2	$212.3	$26.4	$0.1	$342.8

Non-Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$58.7	$67.6	$364.7	$6.3	$0.5	$497.8

Rescinded Risk Disputed and Subsequently Re-Affirmed by PMI	$4.2	$7.1	$11.7	$1.1	$—	$24.1
Rescinded Risk Disputed and Currently Pending Investigation	0.2	7.5	35.4	0.1	—	43.2

Total Rescinded Risk Disputed (Net of Reinstatements)	$4.4	$14.6	$47.1	$1.2	$—	$67.3

*	Data excludes rescissions of modified pool risk subject to restructurings completed in 2009 and 2010.
**	There were no rescissions for the 2010 book year as of March 31, 2011.

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

In some cases, our servicing customers do not produce documents necessary to perfect a claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). PMI’s mortgage insurance policies require servicers to mitigate loss by adhering to customary servicing standards relating to the servicing of delinquent loans. PMI’s published Customary Servicing Standards Guide (the “Guide”) sets out customary delinquent loan servicing procedures, including default reporting, early delinquency intervention, and the pursuit of retention and liquidation workouts. The Guide is based on PMI’s mortgage insurance policies and industry standards, including the GSEs’ and Treasury’s servicing guidelines. A servicer-related claim denial may occur, for example, when a servicer fails to contact or makes insufficient contacts (as measured against customary standards) with a delinquent borrower to determine whether a loan modification or other workout options are feasible prior to foreclosure.

We consider our estimates of future claim denials in establishing our loss reserves. We increased our assumptions of future claim denials in 2010, which reduced our loss reserve estimates. See Critical Accounting Estimates – Reserves for Losses and LAE. If future claim denials are lower than expected, we would be required to increase our loss reserves. If our servicing customers ultimately produce documents we had previously requested or sufficiently demonstrate that they have satisfied their loss mitigation obligations, PMI will review the file for potential claim payment. Our loss reserve estimation process takes into consideration this possibility. In the first quarter of 2011, we increased our IBNR reserve estimates by approximately $91.9 million relating to the increase in our estimate of the frequency of servicers’ production of previously requested loan documents. There can be no assurance, however, that we will not significantly adjust our claim denial assumptions in the future. See Item 1A. Risk Factors - Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels. The table below shows the risk-in-force of claim denials (including primary and pool) in each of the quarters presented:

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Claims denials per quarter - delinquent risk-in-force	$192.8	$179.0	$123.5	$108.7	$149.2	$93.4	$80.1	$184.8

•	New Insurance Written (NIW). The table below shows PMI’s primary NIW in each of the quarters presented:

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Primary new insurance written	$1,471	$2,214	$2,004	$1,567	$964	$969	$1,176	$2,001

Lower than expected residential mortgage originations and the high demand for mortgage insurance from the Federal Housing Administration (“FHA”) are negatively impacting our NIW. The size of the U.S. mortgage origination market is influenced by many economic factors, including employment trends, interest rates, home prices and access to credit markets. We believe that the size of the U.S. residential mortgage origination market in 2011 will be smaller than in 2010. Within the total mortgage origination market, the distribution between purchase money and refinance originations also affects PMI’s new insurance writings. Historically, there has been greater demand for private mortgage insurance in connection with purchase loan originations than there has been with refinance transactions. In the first quarter of 2011, the purchase loan share of the origination market was significantly lower than expected, which negatively impacted PMI’s NIW in the quarter.

Although FHA adopted a number of changes to its eligibility criteria and increased its premium rates in 2010, FHA’s share of the insured loan market continues to be significantly higher than private mortgage insurers’ aggregate share. On April 18, 2011, FHA increased its annual mortgage insurance premium by a quarter of a percentage point on all 30- and 15-year loans. While there can be no assurance of the effect of such increase, this and any future premium increase by FHA could positively affect the demand for private mortgage insurance. Our ability to compete with FHA has also been negatively impacted by the GSEs’ risk-based pricing structures. These structures include additive loan level pricing adjustments (“LLPA”) that are based on the risk characteristics of the particular loan and paid up-front by the lender to the GSE at the time of the loan sale transaction. Effective April 2011, the GSEs increased LLPAs on all loans with loan-to-value ratios in excess of 70%. These and any future LLPA increases will negatively impact our ability to compete with FHA.

Ongoing legislative and regulatory scrutiny of the GSEs and the residential mortgage market could impact the private mortgage insurance market and PMI’s future insurance writings. In September 2008, the GSEs were placed into conservatorship with the newly created Federal Housing Finance Agency (“FHFA”) as their conservator. In conservatorship, the GSEs could change their business practices with respect to the mortgage insurance industry or individual mortgage insurers, which could materially impact the quantity and level of mortgage insurance coverage required by the GSEs on residential mortgage loans or MIC’s status as an eligible mortgage insurer. Moreover, the GSEs’ business practices may be impacted by legislative or regulatory changes governing their operations. As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”), on February 11, 2011, Treasury published recommendations to Congress outlining several future proposed changes to the GSEs and the domestic housing finance system, including a multi-year phase-out of the GSEs as participants in the mortgage finance industry. Federal legislation enacted in the future could reduce the level of private mortgage insurance coverage used by the GSEs as credit enhancement or eliminate the requirement altogether.

The Dodd-Frank Act will require mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. On March 30, 2011, federal regulators released a proposed rule that details the regulatory definition of a qualified residential mortgage, including a requirement that such mortgages include a cash down-payment equal to at least the sum of (i) the closing costs payable by the borrower, (ii) 20% of the lesser of the applicable property’s estimated market value and its purchase price, and (iii) the difference, if a positive amount, between the applicable property’s purchase price and its estimated market value. Regulators are seeking public comment and data regarding the credit risk mitigation effects of private mortgage insurance and an alternative definition that would include a down-payment of 10% (as opposed to 20%) of the lesser of the applicable property’s estimated market value and its purchase price and take into account private mortgage insurance for higher loan-to-value (“LTV”) ratio maximum requirements. The proposed rule exempts the GSEs from the risk retention requirement as long as they remain in conservatorship. Comments to the proposed rule are due on June 10, 2011. See Item 1A. Risk Factors - Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and PMI.

•

Captives. As of March 31, 2011, 40.3% of PMI’s primary risk-in-force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk-in-force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of March 31, 2011, PMI ceded approximately $439.3 million of loss reserves primarily to captive reinsurers compared to $459.7 million as of December 31, 2010. We record these ceded loss reserves as reinsurance recoverables. The decrease in reinsurance recoverables is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. Reinsurance recoverables do not exceed assets in captive trust accounts which, as of March 31, 2011, totaled approximately $679.0 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will continue to decline through 2011.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe’s risk-in-force was $0.7 billion at March 31, 2011 compared to $2.1 billion at March 31, 2010. The significant reduction in PMI Europe’s risk-in-force was primarily the result of contract commutations and terminations of credit default swap (“CDS”) transactions. PMI Europe is not writing new business and, as a result, we expect its revenues to decline. In April 2011, PMI Europe repatriated $14.5 million of capital to MIC. As of March 31, 2011, PMI Europe’s total exposure from its reinsurance of U.S. subprime risk was $103.5 million compared to $104.9 million as of December 31, 2010. Total reserves associated with this portfolio were $18.5 million as of March 31, 2011. If the performance of these exposures deteriorates, PMI Europe will experience increased losses and increases to loss reserves. PMI Europe has posted collateral of $10.9 million on certain transactions as of March 31, 2011. Depending upon the performance of the underlying risk referenced in such transactions, PMI Europe may be required to post additional collateral.

•

PMI Canada. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk-in-force and obtain regulatory approvals. PMI Canada’s risk-in-force was $18.7 million as of March 31, 2011.

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

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Fair Value Measurement of Financial Instruments. In the first quarter of 2011, our total revenues were increased by $21.7 million as a result of the decrease in the fair value of our debt. This decrease in fair value was due largely to the widening of credit spreads in the first quarter of 2011. (See Item 1, Note 7. Fair Value Disclosures.)

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected tax receivables and interest payments from PMI, tax refunds and income from its investment portfolio. MIC did not pay dividends to The PMI Group in 2010, and we do not expect that MIC will be able to pay dividends in 2011. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $70.7 million at March 31, 2011. Our holding company has $49.8 million in principal amount of debt under its revolving credit facility, with a $50.0 million maximum amount allowed. The credit facility expires and the outstanding debt must be repaid no later than October 24, 2011. As a result of the upcoming maturity of the QBE Note in September 2011, we currently believe there will be sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011. See Liquidity and Capital Resources –Sources and Uses of Funds and Credit Facility.

Additional Conditions and Trends. Factors potentially affecting the financial results of all of our segments include:

•

Deferred Tax Assets. As of March 31, 2011, we had $722.8 million of net deferred tax assets. Our valuation allowance on our deferred tax assets was $578.9 million. We expect to utilize the remaining net deferred tax assets of $143.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $722.8 million net deferred tax assets. However, any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code § 382, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors – We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future and - Our Amended and Restated Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$120.3	$153.0	(21.4)%
Net investment income	16.7	26.7	(37.5)%
Equity in losses from unconsolidated subsidiaries	(1.3)	(4.4)	(70.5)%
Net realized investment (losses) gains	(0.1)	7.4	(101.4)%
Change in fair value of certain debt instruments	21.7	(40.8)	153.2%
Other income	2.7	1.8	50.0%

Total revenues	160.0	143.7	11.3%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses (LAE)	241.1	342.3	(29.6)%
Amortization of deferred policy acquisition costs	4.1	3.9	5.1%
Other underwriting and operating expenses	27.7	33.9	(18.3)%
Interest expense	13.5	9.5	42.1%

Total losses and expenses	286.4	389.6	(26.5)%

Loss from continuing operations before taxes	(126.4)	(245.9)	(48.6)%
Income tax expense (benefit) from continuing operations	0.4	(88.9)	100.4%

Net loss	$(126.8)	$(157.0)	(19.2)%

Diluted net loss per share	$(0.79)	$(1.90)	(58.4)%

The decrease in premiums earned in the first quarter of 2011 compared to the first quarter of 2010 was driven by lower policies in force in our U.S. Mortgage Insurance Operations due in part to low levels of NIW and higher premium refunds due to an increase in the premium refund reserve of $17.8 million from year end. The increase in the premium refund reserve was due primarily to an increase in estimated refunds related to rescissions and claim related payments.

The decrease in net investment income in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to lower average pre-tax book yields. Our consolidated pre-tax book yield was 2.4% and 3.0% as of March 31, 2011 and 2010, respectively. This decrease in our consolidated pre-tax book yield was primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with shorter average maturity dates and lower average book yields.

Equity in losses from unconsolidated subsidiaries in the first quarters of 2011 and 2010 were driven by losses from CMG MI. CMG MI’s losses were primarily due to elevated levels of unemployment and the continued weakness of the housing and mortgage markets. Declines in new notices of default drove CMG MI’s reduced losses when compared to the first quarter of 2010.

Net realized investment losses in the first quarter of 2011 were driven by realized losses on the sale of certain common stock offset by realized gains on the sale of certain preferred equity securities. Net realized investment gains in the first quarter of 2010 were driven primarily by sales of municipal bonds and preferred equity securities.

In the first quarter of 2011, our revenues increased by $21.7 million as a result of the decrease in the fair value of our debt. The decrease in fair value was due largely to the widening of credit spreads during the quarter. In the first quarter of 2010, our revenues decreased by $40.8 million as a result of the increase in the fair value of our debt. The increase in fair value was due largely to the narrowing of credit spreads during the quarter.

The increase in other income in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to income recognized from our pool restructuring receivable made in connection with the restructuring of a significant number of modified pool contracts completed in the second quarter of 2010.

Elevated levels of unemployment and continued weakness in the housing and mortgage markets drove our losses and LAE in the quarters presented. In the first quarter of 2011, losses and LAE included additions to reserves on defaults reported in the period and, to a lesser extent, additions to reserves as a result of re-estimations of reserves established at year end for the U.S Mortgage Insurance Operations’ segment. The decrease in losses and LAE in the first quarter of 2011 compared to the first quarter of 2010 was primarily driven by lower levels of new notices of default and decreases in pool losses as a result of the significant reduction in pool risk-in-force.

The decrease in other underwriting and operating expenses in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to the decrease in payroll and related expense for the period. Interest expense increased in the first quarter of 2011 as a result of the interest expense on our Convertible Notes issued in the second quarter of 2010.

The effective tax rates were (0.3)% for the first quarter of 2011 and 36.2% for the first quarter of 2010, compared to the federal statutory rate of 35.0%. The primary driver for the change in effective tax rates was an increase in our deferred tax valuation allowance in the third quarter of 2010. The income tax expense in the first quarter of 2011 was due to an increase in the reserve for uncertain tax positions currently under audit. The income tax benefit in the first quarter of 2010 was primarily due to municipal bond investment income and income from certain international operations, which have lower effective tax rates, and therefore increased our effective tax rate above the federal statutory rate.

Segment Results

The following table presents consolidated results for each of our segments:

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollars in millions)
U.S. Mortgage Insurance Operations	$(136.3)	$(121.8)	11.9%
International Operations	(1.0)	0.0	—
Corporate and Other	10.4	(35.2)	129.5%

Net loss *	$(126.8)	$(157.0)	(19.2)%

*	May not total due to rounding

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in losses from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended March 31,
	2011	2010	Percentage Change
	(Dollars in millions)
Net premiums written	$124.1	$150.9	(17.8)%

Premiums earned	$119.0	$151.6	(21.5)%
Net investment income	16.1	25.0	(35.6)%
Equity in losses from unconsolidated subsidiaries	(1.4)	(4.3)	67.4%
Net realized investment (losses) gains	(0.1)	7.2	(101.4)%
Other income	1.9	—	—

Total revenues	135.5	179.5	(24.5)%

Losses and LAE	239.0	341.5	(30.0)%
Underwriting and operating expenses	29.2	34.0	(14.1)%
Interest expense	3.2	—	—

Total losses and expenses	271.4	375.5	(27.7)%

Loss before income taxes	(135.9)	(196.0)	(30.7)%
Income tax expense (benefit)	0.4	(74.2)	100.5%

Net loss	$(136.3)	$(121.8)	11.9%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums and the reserve for premium refunds. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(Dollars in millions)
Direct premiums written, net of refunds	$151.0	$184.9	(18.3)%
Ceded premiums, net of assumed	(26.9)	(34.0)	(20.9)%

Net premiums written	$124.1	$150.9	(17.8)%

Premiums earned	$119.0	$151.6	(21.5)%

The decrease in direct premiums written and premiums earned in the first quarter of 2011 compared to the first quarter of 2010 was driven by lower policies in force due in part to low levels of NIW, higher premium refunds and a $17.8 million increase in the premium refund reserve from year end. The increase in the premium refund reserve was due primarily to an increase in estimated refunds related to rescissions and claim related payments. The decrease in ceded premiums in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to commutations of certain XOL captive reinsurance agreements in 2010 and 2011 and XOL captives placed into runoff effective January 1, 2009. As of March 31, 2011, 40.3% of PMI’s primary risk-in-force was subject to captive reinsurance agreements compared to 46.6% as of March 31, 2010. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Net investment income – Net investment income decreased in the first quarter of 2011 primarily due to lower average pre-tax book yields. The average pre-tax book yield in the first quarter of 2011 was lower than the first quarter of 2010 primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which generally had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields.

Equity in earnings (losses) from unconsolidated subsidiaries — Equity in losses from unconsolidated subsidiaries (CMG MI) was $1.4 million in the first quarter of 2011 compared to $4.3 million in the first quarter of 2010. CMG MI’s losses were primarily due to elevated levels of unemployment and the continued weakness of the housing and mortgage markets. Declines in new notices of default drove CMG MI’s reduced losses when compared to the first quarter of 2010.

Net realized investment gains (losses) – Net realized investment losses in the first quarter of 2011 were driven by realized losses on the sale of certain common stock offset by realized gains on the sale of certain preferred stocks. Net realized investment gains in the first quarter of 2010 were driven primarily by sales of municipal bonds and sales of certain preferred stocks.

Losses and LAE — PMI’s total losses and LAE incurred includes net changes in the period to loss reserves on PMI’s delinquent loan inventories. Total losses and LAE also includes expenses related to default, loss mitigation and claim processing. Because losses and LAE includes changes to loss reserves, it incorporates our best estimate of PMI’s future claim payments and costs relating to PMI’s existing inventories of delinquent loans. PMI’s losses and LAE are shown in the following table.

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(Dollars in millions)
Losses incurred- primary	$212.8	$258.5	(17.7)%
Losses incurred- pool	11.8	70.0	(83.1)%
LAE and other	14.4	13.0	10.8%

Total losses and LAE incurred	$239.0	$341.5	(30.0)%

New primary notices of default	24,754	34,268	(27.8)%

For a discussion of PMI’s losses and LAE, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Losses and LAE, above. The decrease in primary losses incurred in the first quarter of 2011 was driven by lower new notices of default partially offset by additions to loss reserves as a result of re-estimations of reserves established at year end 2010. The decrease in pool losses incurred in the first quarter of 2011 was driven by the operation of contractual stop loss limits and modified pool contract restructurings in 2009 and 2010 which significantly reduced pool risk-in-force. As of March 31, 2011, we ceded $439.3 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of March 31, 2011, assets in captive trust accounts held for the benefit of PMI totaled approximately $679.0 million, before quarterly net settlements. See Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Captives.

Claims paid – PMI’s claims paid including LAE is presented below:

	Three Months Ended March 31,		Percentage
	2011	2010	Change
	(Dollars in millions, except claim size)
Total primary claims paid	$173.1	$236.4	(26.8)%
Total pool and other	16.6	21.4	(22.4)%
Loss adjustment expenses	14.9	13.2	12.9%

Total claims paid including LAE	$204.6	$271.0	(24.5)%

Number of primary claims paid (1)	5,866	6,892	(14.9)%
Average primary claim size (in thousands)	$29.5	$34.3	(14.0)%

(1)	Amount includes claims denials.

The decreases in the total and number of primary claims paid in the first quarter of 2011 compared to the first quarter of 2010 were driven by increases in the length of time required for claims processing and review and, to a lesser extent, foreclosure moratoriums instituted in the third quarter of 2010. Claims processing and review periods lengthened due to, among other factors, delays in servicers’ abilities to produce documents and perfect claims. The decrease in PMI’s average primary claim size in the first quarter of 2011 was driven by the increase in claim denials, which are counted in the total number of claims paid as zero dollar claim settlements.

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

PMI’s primary delinquent roll forward is presented in the tables below.

	Three Months Ended March 31,
	2011	2010	Percentage Change
Number of policies
Beginning delinquent inventory, January 1	127,478	150,925	(15.5)%
Plus: New notices	24,754	34,268	(27.8)%
Less: Cures	(25,540)	(29,565)	(13.6)%
Less: Paids (1)	(5,866)	(6,892)	(14.9)%
Less: Rescissions	(1,078)	(1,488)	(27.6)%

Ending delinquent inventory, March 31	119,748	147,248	(18.7)%

(1)	Claims paid are net of claim reversals and reinstatements.

PMI’s primary default data are presented in the table below.

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2010	2010	2010	2010	2009
Flow channel
Loans in default	98,408	104,303	107,978	113,438	120,665	122,365
Policies in force	535,026	547,505	562,164	577,040	591,079	606,240
Default rate	18.39%	19.05%	19.21%	19.66%	20.41%	20.18%

Structured channel
Loans in default	21,340	23,175	23,913	24,993	26,583	28,560
Policies in force	78,225	81,649	85,155	89,164	92,809	99,177
Default rate	27.28%	28.38%	28.08%	28.03%	28.64%	28.80%

Total primary
Loans in default	119,748	127,478	131,891	138,431	147,248	150,925
Policies in force	613,251	629,154	647,319	666,204	683,888	705,417
Default rate	19.53%	20.26%	20.37%	20.78%	21.53%	21.40%

PMI’s modified pool default data are presented in the table below.

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2010	2010	2010	2010	2009
Modified pool with deductible
Loans in default	3,572	3,981	4,023	4,186	10,573	35,661
Policies in force	31,406	32,938	34,375	36,974	59,699	129,472
Default rate	11.37%	12.09%	11.70%	11.32%	17.71%	27.54%

Modified pool without deductible
Loans in default	6,416	7,553	7,711	8,974	9,880	10,363
Policies in force	34,209	35,122	36,171	43,694	45,252	48,628
Default rate	18.76%	21.51%	21.32%	20.54%	21.83%	21.31%

Total modified pool
Loans in default	9,988	11,534	11,734	13,160	20,453	46,024
Policies in force	65,615	68,060	70,546	80,668	104,951	178,100
Default rate	15.22%	16.95%	16.63%	16.31%	19.49%	25.84%

The changes in PMI’s primary and modified pool default inventories in the first quarter of 2011 are discussed in Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Defaults, above.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended March 31,		Percentage Change
	2011	2010
	(Dollars in millions)
Amortization of deferred policy acquisition costs	$4.2	$3.9	7.7%
Other underwriting and operating expenses	25.0	30.1	(16.9)%

Total underwriting and operating expenses	$29.2	$34.0	(14.1)%

Policy acquisition costs incurred and deferred	$5.9	$5.2	13.5%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. PMI’s deferred policy acquisition cost asset was $48.1 million as of March 31, 2011 compared to $46.4 million as of December 31, 2010 and $42.6 million as of March 31, 2010.

Other underwriting and operating expenses generally consist of costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the decrease in our payroll and related expense during the period.

Interest expense — The increase in interest expense in the first quarter of 2011 compared to the first quarter of 2010 was due to interest from the surplus notes issued by MIC to The PMI Group upon completion of the sale of convertible senior notes in the second quarter of 2010. The surplus notes have a principal balance of $285 million and pay interest at 4.50%.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. U.S. Mortgage Insurance Operations had an effective tax rate of (0.3)% in the first quarter of 2011 due to an increase in our deferred tax valuation allowance in the third quarter of 2010. The income tax expense in the first quarter of 2011 was due to an increase in the reserve for uncertain tax positions currently under audit. The tax benefit recorded in the first quarter of 2010 in our U.S. Mortgage Insurance Operations segment primarily reflects tax benefits attributable to operating losses and tax exempt interest and dividends, resulting in an effective tax rate of 37.9%. Beginning in the third quarter of 2010, the Company has discontinued taking certain income tax benefits from current period losses and will continue to do so until such time management is able to demonstrate sufficient taxable income.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	As of March 31,		Variance
	2011	2010
Loss ratio	200.8%	225.2%	(24.4)	pps
Expense ratio	23.5%	22.5%	1.0	pps

Combined ratio	224.3%	247.7%	(23.4)	pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio decreased in the first quarter of 2011 compared to the first quarter of 2010 as a result of lower losses and LAE, partially offset by a decrease in premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to decreases in net premiums written which were in excess of the reduction in total underwriting and operating expenses.

Insurance and risk-in-force — PMI’s primary insurance in force and primary and pool risk-in-force are shown in the table below.

	As of March 31,		Percentage Change/ Variance
	2011	2010
	(Dollars in millions)
Primary insurance in force	$99,335	$110,270	(9.9)%
Primary risk in force	24,292	26,957	(9.9)%
Pool risk in force*	591	884	(33.1)%
Policy cancellations—primary (year-to-date)	3,846	4,388	(12.4)%
Persistency—primary	83.5%	84.9%	(1.4	) pps

*	Includes modified pool and other pool risk-in-force.

Primary insurance in force and risk-in-force decreased in the first quarter of 2011 compared to the first quarter of 2010 as a result of policy terminations exceeding NIW. See Conditions and Trends Affecting our Business—U.S. Mortgage Insurance Operations—NIW, above.

Modified pool risk-in-force as of March 31, 2011 was $0.3 billion compared to $0.3 billion as of December 31, 2010 and $0.6 billion as of March 31, 2010. The decrease in modified pool risk-in-force in the first quarter of 2011 from the first quarter of 2010 was primarily driven by the operation of contractual stop loss limits and modified pool contract restructurings. Pool risk-in-force is net of risk for which reserves have been established.

The table below sets forth the percentage of PMI’s primary risk-in-force as of March 31, 2011 and December 31, 2010 in the ten states with the highest risk-in-force as of March 31, 2011 in PMI’s primary portfolio and the reserve for losses and LAE associated with delinquent risk-in-force in those states. The geographic mix of our delinquent loan inventory is one of many factors we consider when estimating loss reserves. As we do not determine loss reserves based on a geographic location, the table below reflects an allocation of loss reserves based on such information. For a discussion of our loss reserve estimation process, see Critical Accounting Estimates – Reserves for Losses and LAE.

	As of March 31, 2011			As of December 31, 2010
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
	(Dollars in thousands)			(Dollars in thousands)
Florida	9.5%	$542,278	19.0%	9.6%	$558,437	19.6%
Texas	8.1%	100,611	3.5%	8.0%	98,945	3.5%
California	7.4%	306,494	10.7%	7.4%	305,147	10.7%
Illinois	5.2%	165,843	5.8%	5.2%	165,352	5.8%
Georgia	4.6%	112,690	4.0%	4.6%	111,082	3.9%
New York	4.1%	109,144	3.8%	4.1%	116,537	4.1%
Ohio	4.0%	66,929	2.3%	4.0%	68,714	2.4%
Pennsylvania	3.5%	55,422	1.9%	3.5%	56,359	2.0%
New Jersey	3.4%	105,501	3.7%	3.3%	106,886	3.8%
Washington	3.3%	76,962	2.7%	3.3%	72,048	2.5%

Total		$1,641,874	57.4%		$1,659,507	58.3%

Credit and portfolio characteristics — In the first quarter of 2011, PMI did not write new insurance on less-than-A quality loans, Alt-A loans, Above-97s, interest only loans or payment option ARM loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) was insignificant in the first quarter of 2011.

The table below presents PMI’s less-than-A quality, Alt-A, ARM, Above-97, interest only and payment option ARM loans as a percentage of primary risk-in-force and the associated reserve for losses and LAE associated with delinquent risk-in-force for each loan type. Loan and risk characteristics within PMI’s delinquent loan inventory are two of many factors we consider when estimating loss reserves. As we do not establish loss reserves based on these factors, the loss reserve amounts set out below have been allocated based on total delinquencies and also on the number of delinquencies associated with each risk characteristic.

	As of March 31, 2011			As of December 31, 2010
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
Loan Type*:	(Dollars in thousands)			(Dollars in thousands)
Less-than-A Quality loans (FICO scores below 620)	6.5%	$272,180	9.5%	6.5%	$281,806	9.9%
Less-than-A Quality loans with FICO scores below 575**	1.7%	81,135	2.8%	1.7%	84,816	3.0%
Alt-A loans	15.0%	846,373	29.6%	15.3%	872,683	30.7%
ARMs (excluding 2/28 Hybrid ARMs)	6.5%	377,127	13.2%	6.7%	388,197	13.6%
2/28 Hybrid ARMs***	1.3%	103,656	3.6%	1.4%	118,181	4.2%
Above-97s (Above 97% LTV’s)	19.3%	652,536	22.8%	19.5%	645,485	22.7%
Interest Only	9.6%	493,013	17.2%	9.8%	494,358	17.4%
Payment Option ARMs	2.5%	181,751	6.4%	2.6%	184,665	6.5%

*	Loan types are not mutually exclusive as certain loans may be included in one or more of the above loan categories. The total reserve for losses and LAE associated with all loan types listed above was $1.9 billion for the periods ended March 31, 2011 and December 31, 2010. Total reserves for losses and loss adjustment expenses for the U.S. Mortgage Insurance Operations’ segment were $2.9 billion and $2.8 billion for the periods ended March 31, 2011 and December 31, 2010, respectively.
**	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
***	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two-year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada:

	Three Months Ended March 31,		Percentage Change
	2011	2010
	(USD in millions)
PMI Europe	$0.2	$0.5	(60.0)%
PMI Canada	(1.1)	(0.5)	(120.0)%

Net (loss) income*	$(1.0)	$—	—

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended March 31,		Percentage change
	2011	2010
	(USD in millions)
Net premiums written	$0.8	$0.6	33.3%

Premiums earned	$1.1	$1.3	(15.4)%
Net gains from credit default swaps	0.8	1.7	(52.9)%
Net investment income	0.5	1.4	(64.3)%
Net realized gains	—	0.4	(100.0)%

Total revenues	2.4	4.8	(50.0)%

Losses and LAE	1.0	0.4	150.0%
Other underwriting and operating expenses	1.2	1.5	(20.0)%

Total losses and expenses	2.2	1.9	15.8%

Income before taxes	0.2	2.9	(93.1)%
Income tax expense	—	2.4	(100.0)%

Net income	$0.2	$0.5	(60.0)%

The average USD/Euro currency exchange rate was 1.3696 for the first quarter of 2011 and 1.3837 for the first quarter of 2010. The changes in the average USD/Euro currency exchange rates from 2010 to 2011 did not significantly impact PMI Europe’s financial results in the first quarter of 2011.

Premiums written and earned — Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums earned decreased in the first quarter of 2011 due to the decision in 2008 to cease writing new business in Europe and policy commutations. As PMI Europe’s insurance in force ages, premiums earned will continue to decline.

Net gains from credit default swaps — As of March 31, 2011, PMI Europe was a party to two CDS contracts classified as derivatives, compared to five transactions as of March 31, 2010. Net gains in the first quarters of 2011 and 2010 from CDS contracts were driven by changes in the fair value of derivative contracts during the period, resulting from income earned and the reversal of unrealized losses as the contracts age. Net gains from CDS contracts in the first quarter of 2010 were offset by $1.9 million as a result of an unrealized loss arising from the extension of the expected call dates on two of our risk remote CDS transactions.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short-term investments and foreign exchange gains or losses arising from the revaluation of short-term monetary assets. The decrease in net investment income in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to foreign currency remeasurement losses compared to foreign currency remeasurement gains in the first quarter of 2010. The pre-tax book yields were 3.1% and 2.8% as of March 31, 2011 and 2010, respectively.

Losses and LAE — Losses and LAE in the first quarter of 2011 were primarily driven by increased severity assumptions associated with the U.S. sub-prime reinsurance portfolio, partially offset by foreign exchange remeasurement gains on the portfolio. Losses and LAE in the first quarter of 2010 were primarily driven by reserve increases relating to new defaults in PMI Europe’s Italian mortgage insurance portfolio offset by reductions in loss estimates on our German transactions.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the first quarter of 2011 compared to the first quarter of 2010 due to the cessation of new business writings.

Income taxes — There was no tax expense or benefit recorded for PMI Europe in the first quarter of 2011 as a valuation allowance of $5.6 million was established against deferred tax assets as it is “more likely than not” that such assets will not be utilized.

Risk-in-force — PMI Europe’s risk-in-force was $0.7 billion as of March 31, 2011 and December 31, 2010.

PMI Canada

PMI Canada’s net loss increased in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of higher losses and LAE on new defaults.

Corporate and Other

The results of our Corporate and Other segment include net investment income, interest expense, equity in earnings (losses) from certain limited partnership investments, and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended March 31,		Percentage Change
	2011	2010
	(Dollars in millions)
Net investment income	$0.1	$0.1	—
Equity in earnings (losses) from unconsolidated subsidiaries	0.1	(0.1)	200.0%
Change in fair value of certain debt instruments	21.7	(40.8)	153.2%

Total revenues (expenses)	21.9	(40.8)	153.7%

Share-based compensation expense	0.9	1.1	(18.2)%
Other operating expenses	0.3	0.9	(66.7)%

Total other operating expenses	1.2	2.0	(40.0)%
Interest expense	10.3	9.5	8.4%

Total expenses	11.5	11.5	—
Net income (loss) before income taxes	10.4	(52.3)	119.9%
Income tax benefit	—	(17.1)	(100.0)%

Net income (loss)	$10.4	$(35.2)	129.5%

Equity in earnings (losses) from unconsolidated subsidiaries — Equity in earnings from unconsolidated subsidiaries in the first quarter of 2011 was driven by limited partnership earnings. Equity in losses from unconsolidated subsidiaries in the first quarter of 2010 was driven by limited partnership losses.

Change in fair value of certain debt instruments – Fluctuations in our credit spreads drove the changes in fair value of our debt. In the first quarter of 2011 our total revenues were increased by $21.7 million as a result of the decreases in the fair value of our debt. These decreases in fair value were due largely to the widening of credit spreads in the period. In the first quarter of 2010 our total revenues were decreased by $40.8 million as a result of the increases in the fair value of our debt. These increases in fair value were due largely to the narrowing of credit spreads in the period.

Share-based compensation expense — The decrease in share-based compensation expense in the first quarter of 2011 was primarily due to the completion of amortization of prior year grants offset by the amortization of the stock units and options granted in the first quarter of 2011 which were at a lower fair value than prior years.

Other operating expenses — Other operating expenses decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the decrease in deferred compensation expense.

Interest expense — Interest expense increased in the first quarter of 2011 as a result of the interest expense on our Convertible Notes issued in the second quarter of 2010.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing agreements and regularly scheduled interest payments by MIC on the Surplus Notes, described below. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 or 2010 and we do not expect that MIC will pay any dividends in 2011. We received a $45.7 million federal income tax refund in the first quarter of 2011. Of the $45.7 million, $7.3 million was allocated to The PMI Group and $38.4 million was allocated to the U.S. Mortgage Insurance Operations segment.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments, dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $70.7 million at March 31, 2011 compared to $79.1 million at December 31, 2010. We believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011. The PMI Group does not expect to pay any dividends in 2011.

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

Credit Facility

In the second quarter of 2010, The PMI Group used $75 million of the net proceeds from its concurrent common stock and Convertible Notes offerings to pay down our credit facility from $124.8 million to $49.8 million. The maximum amount of the lenders’ commitments is $50.0 million. The credit facility matures on October 24, 2011 and will be reduced by the amount of any payment we receive in connection with the QBE Note (see below).

The QBE Note

In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note is subject to reduction to the extent that the sum of (i) claims paid between June 30, 2008 and June 30, 2011, with respect to PMI Australia’s policies in force at June 30, 2008, (ii) increases in reserves with respect to such policies at June 30, 2011 as compared to June 30, 2008 and (iii) projected ultimate unpaid losses in excess of such reserves as of June 30, 2011 (together, the “ultimate projected losses”) exceeds $237.6 million (50% of the unearned premium reserve of such policies at June 30, 2008). Based on the information made available to us on the performance of such PMI Australia policies through March 31, 2011, we do not currently expect that ultimate projected losses with respect to such policies will exceed $237.6 million. However, we have not yet received the report prepared by an independent actuary for the quarter ended March 31, 2011 (as described below). The last such report that we received was for the period ended December 31, 2010. The ultimate performance of the PMI Australia policies will depend, among other things, on the performance of the Australian housing market and economy and other factors that are beyond our control and difficult to predict.

We pledged the QBE Note to the lenders under the credit facility. Under the terms of the credit facility, the size of the credit facility will be reduced by the amount necessary to cause the aggregate commitment of the lenders to be equal to or less than 80% of the estimated value of the QBE Note determined from time to time pursuant to procedures set forth in the credit facility. Under these procedures, the value of the QBE Note is subject to reduction on account of losses that reduce the amount of the QBE Note pursuant to the agreement with QBE as described above. In addition, under the credit facility, we are required to provide the lenders with quarterly reports, prepared by an independent actuary, with respect to the estimated loss performance of PMI Australia’s insurance policies as of June 30, 2008, pending the ultimate determination of the amount, if any, by which the QBE Note will be reduced. The credit facility requires that for purposes of determining the commitment under the credit facility, the value of the QBE Note will be reduced to the extent that such a quarterly report forecasts that ultimate projected losses will exceed $237.6 million. In the exercise of its professional judgment, we expect that the independent actuary will consider a variety of factors, including its expectations as to the performance of the Australian housing market and economy and their effect on the loss performance of such insurance policies. To date, such reports (the latest one being issued for the quarter ended December 31, 2010) have not resulted in a decrease in the value accorded to the QBE Note for purposes of the credit facility.

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

MIC’s ability to pay dividends is also limited by the terms of our agreements with the GSEs relating to PMAC. Under the agreements, MIC may not, without the GSEs’ prior written consent, pay dividends or make distributions or payments of indebtedness outside the ordinary course of business or in excess of specified levels. Notwithstanding these restrictions, our agreements with Fannie Mae and Freddie Mac permit MIC to make dividend, interest and principal payments in connection with the issuance of certain new debt or equity instruments up to specified levels.

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

International Operations Liquidity — The principal uses of this segment’s liquidity are the payment of operating expenses, claim payments, taxes and returns of capital. The principal sources of this segment’s liquidity are written premiums, investment maturities and net investment income.

Capital Constraints

There remains significant uncertainty as to the ultimate level and timing of PMI’s losses from its existing insurance portfolio. As a result of continuing losses, we expect that in the second quarter of 2011, MIC’s policyholders’ position will decline below the minimum, and its risk-to-capital will increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements. As of March 31, 2011, MIC’s excess minimum policyholders’ position was $39.2 million and risk-to-capital ratio was 24.4 to 1. Our future losses and MIC’s ability to meet capital adequacy requirements are affected by a variety of factors, many of which are difficult to predict and may be outside of our control.

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

If it were to be enforced by a court of final appeal or applicable regulator, the terms of a 1994 Allstate runoff support agreement restrict MIC in the event that its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates,

MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $31.9 million as of March 31, 2011 (0.3% of the original risk-in-force).

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

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed income securities	$16,070	$23,619
Equity securities	1,695	3,101
Short-term investments, cash and cash equivalents and other	(197)	817

Investment income before expenses	17,568	27,537
Investment expenses	(846)	(849)

Net investment income	$16,722	$26,688

The decrease in net investment income in the first quarter of 2011 compared to the first quarter of 2010 was primarily due to lower average pre-tax book yields. Our consolidated pre-tax book yield was 2.4% and 3.0% as of March 31, 2011 and 2010, respectively. The decline in our consolidated pre-tax book yield was primarily due to our decision to liquidate the majority of our tax-advantaged municipal bond and preferred stock securities which generally had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. The negative net investment income related to short-term investments, cash and cash equivalents and other for the first quarter of 2011 was primarily due to foreign exchange remeasurement losses on U.S. denominated short-term monetary assets in PMI Europe arising from the strengthening of the Euro against the U.S. dollar.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Fixed income securities:
Gross gains	$99	$5,758
Gross losses	(14)	(1,381)

Net gains	85	4,377
Equity securities:
Gross gains	248	3,492
Gross losses	(392)	(148)

Net (losses) gains	(144)	3,344
Short-term investments:
Gross losses	(22)	(288)

Net losses	(22)	(288)

Net realized investment (losses) gains before income taxes	(81)	7,433
Income tax expense	—	2,602

Total net realized investment (losses) gains after income taxes	$(81)	$4,831

We realized investment losses in the first quarter of 2011 primarily from the realized losses on the sale of a certain common stock distribution from a limited partnership offset by realized gains on the sale of certain preferred stocks. Net realized investment gains for the first quarter of 2010 resulted primarily from sales of municipal bonds and preferred stocks.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of March 31, 2011 and December 31, 2010. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
March 31, 2011

U.S. Municipal bonds	$216,406	$—	$—	$216,406
Foreign governments	134,444	18,723	—	153,167
Corporate bonds	1,144,855	93,008	—	1,237,863
FDIC corporate bonds	168,463	20,563	—	189,026
U.S. governments and agencies	310,715	10,860	—	321,575
Asset-backed securities	219,781	567	—	220,348
Mortgage-backed securities	332,770	—	1,864	334,634

Total fixed income securities	2,527,434	143,721	1,864	2,673,019
Equity securities:
Common stocks	27,235	—	—	27,235
Preferred stocks	113,492	—	—	113,492

Total equity securities	140,727	—	—	140,727
Short-term investments	17,535	24	—	17,559

Total investments	$2,685,696	$143,745	$1,864	$2,831,305

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2010

U.S. Municipal bonds	$220,111	$—	$—	$220,111
Foreign governments	135,198	17,141	—	152,339
Corporate bonds	1,127,275	104,542	—	1,231,817
FDIC corporate bonds	169,169	11,601	—	180,770
U.S. governments and agencies	310,713	12,410	—	323,123
Asset-backed securities	220,872	—	—	220,872
Mortgage-backed securities	320,342	—	1,832	322,174

Total fixed income securities	2,503,680	145,694	1,832	2,651,206
Equity securities:
Common stocks	30,664	—	—	30,664
Preferred stocks	120,421	—	—	120,421

Total equity securities	151,085	—	—	151,085
Short-term investments	17,843	24	—	17,867

Total investments	$2,672,608	$145,718	$1,832	$2,820,158

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio remained constant at $2.8 billion from December 31, 2010 to March 31, 2011.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2011:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	49%	49%	100%	50%
AA	17%	16%	—	17%
A	27%	30%	—	26%
BBB	7%	5%	—	7%

Total	100%	100%	100%	100%

As of March 31, 2011, approximately $115.9 million, or 3.8% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include AMBAC, NPFG, FGIC, AGC, AGMC and others.

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of March 31, 2011, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	48%	49%	100%	50%
AA	17%	16%	—	16%
A	28%	30%	—	27%
BBB	7%	5%	—	7%

Total	100%	100%	100%	100%

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio (as defined in the agreement) at or below 23 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of March 31, 2011, CMG MI’s risk-to-capital ratio was 19.8 to 1. MIC also has a capital support agreement with PMI Canada. We believe it is unlikely that there is any remaining material support obligation under this agreement.

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

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $33.4 million in the first quarter of 2011 compared to consolidated cash flows used in operating activities of $108.3 million in the first quarter of 2010. Cash flows used in operations decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower levels of claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2011 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums earned (which is driven by lower premiums written) due to the continued decline of insurance in force, and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows used in investing activities in the first quarter of 2011, including purchases and sales of investments and capital expenditures, were $24.8 million compared to consolidated cash flows provided by investing activities of $282.4 million in the first quarter of 2010. Cash flows used in investing activities increased in the first quarter of 2011 compared to cash flows provided by investing activities in the first quarter of 2010 due primarily to proceeds from sales of fixed income and equity securities being less than purchases of investment securities. We expect to continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $0.3 million in the first quarters of 2011 and 2010. No significant financing activities took place in the first quarters of 2011 and 2010.

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

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this report, are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ significantly from these estimates. We believe that the following critical accounting estimates involved significant judgments used in the preparation of our consolidated financial statements.

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

The following table shows the reasonable range of losses and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of March 31, 2011 and December 31, 2010 by segment and on a consolidated basis:

	As of March 31, 2011			As of December 31, 2010
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,435.0	$3,385.0	$2,860.6	$2,335.0	$3,285.0	$2,846.6
International Operations	18.7	35.9	25.8	17.2	33.1	23.2

Consolidated loss and LAE reserves*	$2,453.7	$3,420.9	$2,886.4	$2,352.2	$3,318.1	$2,869.8

*	May not total due to rounding.

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

Our actuaries utilize a number of generally recognized actuarial projection methodologies in order to determine a single point estimate of loss reserves. The actuarial reviews and documentation are completed in accordance with professional actuarial standards with reserves established on a basis consistent with GAAP. The selected assumptions reflect the actuary’s judgment based on historical data and experience combined with information concerning current underwriting, economic, judicial, regulatory and other influences on ultimate claim settlements.

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

Management believes the amounts recorded for U.S. Mortgage Insurance Operations as of March 31, 2011 represent the most likely outcome within the actuarial range. The recorded reserves, slightly below the midpoint of the actuarially-determined reserve range, are based upon, among many considerations, management’s estimates of claim rates and claim sizes. As discussed below, projected future loss mitigation, rescission and claim denial activity continue to positively affect management’s views of future claim rates and claim sizes. In the first quarter of 2011, however, fewer than expected cures of delinquent loans and loan modifications negatively affected management’s claim rate assumptions on notices of defaults received in 2010. In addition, management increased its estimation of future reinstatements of previously denied claims. This re-estimation negatively affected our IBNR reserves.

Loss mitigation activity and loss reserves. Our projection of future modifications of delinquent insured loans is a factor in management’s evaluation of the selected claim rate. We continue to expect that a material percentage of loans in our delinquent loan inventory will be modified or become current, and management’s loss reserve estimation process takes into consideration this expectation. Because the age of a delinquency is a primary factor in determining whether a loan is likely to modify and become current in the future, management develops its projections of future modifications of existing delinquent loans based on the year in which we received the notice of default (an “NOD report year”). Within each NOD report year, management divides the pending delinquent loans into various categories depending on their relative probabilities of modifying and curing in the future. To develop the categories and probabilities, management assesses numerous factors, including servicer reports on the stages of retention and liquidation workouts and forbearance arrangements; management’s assessment of loans in our default inventory that may have the potential to qualify for an available modification plan, including HAMP; and historical modification data and trends. As of March 31, 2011, we forecast that approximately 19% of our primary delinquent loan inventory will cure as a result of future loan modifications. The estimated amount of risk-in-force associated with this percentage was approximately $1.0 billion.

Management does not include a re-default assumption within its loss reserve estimates related to loan modifications. As loan modifications have the effect of curing the underlying default, successfully modified loans are removed from PMI’s delinquent loan inventory and, therefore, cease to be included in our loss reserve estimates. This is consistent with our loss reserving methodology of not establishing loss reserves for future claims on insured loans that are not currently in default and establishing reserves only with respect to loans currently identified as in default. We treat a subsequent re-default of a modified loan as a new default in the period it is reported to us and a reserve is established through our normal loss reserving process.

Rescission activity and loss reserves. Our projection of future rescission activity with respect to the current inventory of delinquent loans has reduced and continues to materially reduce our loss reserve estimates. In each reporting period, management estimates the future rescission rate on the then existing inventory of delinquent loans. An increase in management’s estimate of the future rescission rate in a period would increase the reserve benefit, while a reduction in the estimated future rescission rate and actual rescission activity in a period would reduce the recognized benefit. Management’s estimate is based upon historical data and trends, including past percentages of delinquent loans rescinded, and other factors, including the characteristics and age of the delinquent loan inventory and the current inventory of loan files under or scheduled for investigation. In this estimation process, we also consider that we will in the future reinstate a portion of the policies subject to future rescission activity following requests by lenders for reconsideration or challenges of our rescission decisions. (For a discussion of our rescission reconsideration process, see Conditions and Trends Affecting our Business – U.S. Mortgage Insurance Operations – Rescission Activity and Claim Denials.) Accordingly, in our forecasting, we utilize an estimate of future rescissions net of estimated reinstatements. Our practice of projecting reinstatements has been refined over time as we gain further actual experience and utilizes, among other things, our experience of the cumulative incidence of rescission reinstatements that have also become paid claims and our views of likely future trends.

As of March 31, 2011 and December 31, 2010, our loss reserves balances were reduced by reserve benefits of approximately $0.23 billion and $0.28 billion, respectively, as a result of estimated future rescission activity (net of estimated reinstatements). The decrease in the reserve benefit in the first quarter of 2011 was driven by actual rescission activity (net of reinstatements) in the quarter of approximately $59 million. This rescission activity reduced the reserve benefit in the quarter but did not impact our first quarter 2011 consolidated statement of operations. The $59 million reduction was partially offset by an increase in the reserve benefit of approximately $12 million related to mix shifts in estimated future rescission activity, which had a positive impact on losses and LAE for the quarter.

As a result of our rescission reconsideration process, management also expects that PMI will reinstate coverage in the future on a portion of previously rescinded policies subject to requests by lenders that we reconsider our rescission. At any point in time, we have pending requests or challenges from lenders with respect to which we have not completed our reconsideration of our rescission decision. Based on our historical experience, we estimate the portion of policies that we expect to reinstate after our reconsideration is complete, and take such estimate into account in establishing our IBNR reserves. In the quarters ended March 31, 2011 and 2010, we reinstated approximately $22.8 million and $14.5 million, respectively, of previously delinquent rescinded risk. We increased our IBNR reserve by approximately $1.9 million in the first quarter of 2011 related to our change in estimates of future reinstatements of rescissions, which negatively impacted our losses and LAE for the quarter. With respect to loans as to which we have determined not to reinstate coverage, we do not include a reserve in our IBNR and loss reserves for the possibility that we may be unsuccessful in defending our rescissions in litigation or other dispute resolution processes.

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

Claim denials and loss reserves. Our projection of future claim denial activity with respect to the current inventory of delinquent loans has reduced, and is continuing to reduce, our loss reserve estimates. An increase in our estimate of future claim denial activity in a period would increase the reserve benefit, while a reduction in our estimate of future claim denial activity and actual claim denial activity in a period would reduce the recognized reserve benefit. Historically, the significant majority of claim denials resulted from the inability of servicers to produce documents necessary to perfect the claim (“documentation claim denials”). Management’s estimate of future documentation claim denials on the existing inventory of delinquent loans is based upon historical document claim denial data and trends, and the performance of various servicers of loans within the delinquent loan inventory. In arriving at its estimate, management also estimates the percentage of future documentation claim denials that will later be reversed, and therefore paid, as a result of the servicer ultimately providing to PMI the required loan or claim documentation. In considering future reversal rates, management reviews historical reversal data by particular servicers.

As of March 31, 2011 and December 31, 2010, our loss reserves balances were reduced by approximately $0.52 billion and $0.49 billion, respectively, by our estimated future claim denial activity (net of estimated reversals of claim denials). This increase in the reserve benefit in the first quarter of 2011 was driven by an increase in our estimates of future claim denials related to existing notices of defaults by approximately $127 million which had a positive impact on losses and LAE for the quarter. This increase in reserve benefit in the first quarter of 2011 was partially offset by approximately $102 million related to actual claim denials, net of reversals of claim denials, occurring in the quarter. This $102 million reduction to the reserve benefit did not impact our first quarter 2011 consolidated statement of operations. See Item 1A. Risk Factors – Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels.

Our estimate of future reversals of claims previously denied is one of the components of PMI’s IBNR reserve. The methodology we used to estimate future reversals of claims previously denied was similar to our rescission reversal estimate process described above. The amounts of risk related to previously denied claims that were subsequently reversed were $96.0 million and $36.9 million for the three months ended March 31, 2011 and 2010, respectively. In the first quarter of 2011, management increased its estimate of future reversals of previously denied claims resulting in an increase in the IBNR reserve and a negative impact on losses and LAE of approximately $91.9 million. This increase in estimate was driven by recent increases in the frequency of servicers’ production of previously requested loan documentation on denied claims.

Beginning in 2010, claim denials also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to increase significantly in 2011. Beginning in the fourth quarter of 2010, we assessed the likelihood and estimated the impact of servicer-related claim denials on our loss reserves. In this process, we considered our internal reviews of various servicers’ performance as well as our review of specific claim files for which we identified potential servicing failures, but had not denied as of the balance sheet date. Based upon these reviews, we established a preliminary estimate of the potential future benefit of servicer-related claim denials. However, due to a lack of substantial historical data, we significantly limited this potential future benefit at the time of recording our loss reserves as of December 31, 2010 and March 31, 2011. The benefit recorded in our loss reserve estimate, net of estimated reversals, was limited to the actual claims files which were reviewed and met our criteria for denial, but for which the claim denial had not yet been processed as of the balance sheet date. As we develop additional data and experience, we may be able to increase our estimate of the future net benefit for servicer-related claim denials within our loss reserves. As with documentation claim denials, our servicer-related denial estimates include assumptions relating to the percentage of denials that will later be reversed and paid. In considering future reversal rates, we reviewed, among other things, historical reversal data related to documentation claim denials.

The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the quarters ended March 31, 2011 and 2010:

	2011	2010
	(Dollars in millions)
Balance at January 1	$2,846.6	$3,138.3
Reinsurance recoverables	(459.7)	(703.6)

Net balance at January 1	2,386.9	2,434.7
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	177.4	291.0
Prior years	61.6	50.5

Total incurred	239.0	341.5
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	—	(3.3)
Prior years	(204.6)	(267.6)

Total payments	(204.6)	(270.9)

Net balance at March 31	2,421.3	2,505.3
Reinsurance recoverables	439.3	666.3

Balance at March 31	$2,860.6	$3,171.6

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $204.6 million and $270.9 million for the three months ended March 31, 2011 and 2010, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $239.0 million and $341.5 million for the three months ended March 31, 2011 and 2010, respectively, are management’s best estimates of ultimate losses and LAE on our existing delinquent loan inventory and are subject to change in subsequent periods. The $177.4 million of total losses and LAE incurred with respect to defaults occurring in the current quarter for the three months ended March 31, 2011 was lower than total losses and LAE incurred with respect to defaults reported in the first quarter of 2010 as a result of lower levels of new notices of defaults. In the first quarter of 2011, our rescission and claim denial estimates with respect to defaults reported during the first three months of 2011 did not significantly change. The changes in our estimates are principally reflected in the “Losses and LAE incurred” line items related to prior years of $61.6 million and $50.5 million for the three months ended March 31, 2011 and 2010, respectively.

The table below provides the changes in reserves related to prior years by particular accident years for the three months ended March 31, 2011 and 2010, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009	3/31/11 vs. 12/31/10	3/31/10 vs. 12/31/09
	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$(0.3)	$0.1
2003	224.6	224.8	226.6	226.5	(0.2)	0.1
2004	239.0	239.2	241.1	241.0	(0.2)	0.1
2005	270.1	270.9	271.7	271.5	(0.8)	0.2
2006	419.6	420.1	414.1	413.3	(0.5)	0.8
2007	1,196.6	1,201.9	1,117.0	1,111.7	(5.3)	5.3
2008	1,954.2	1,942.7	1,819.6	1,799.8	11.5	19.8
2009	1,659.5	1,598.7	1,526.2	1,502.1	60.8	24.1
2010	923.6	927.0	—	—	(3.4)	—
2011	177.4	—	—	—	—	—

Total					$61.6	$50.5

	Q1 2011	Q1 2010
	(Dollars in millions)
Primary insurance portfolio:	$58.7	$(4.9)
Pool insurance portfolio:	2.9	55.4

Changes in reserves related to prior years	$61.6	$50.5

The $61.6 million and $50.5 million increases related to prior years’ reserves in the first quarters of 2011 and 2010 were due to increasing the IBNR reserves and re-estimations of ultimate claim rates and claim sizes from those established at the original notices of defaults, updated through the periods presented.

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

The $58.7 million net increase in prior years’ reserves in the first quarter of 2011 related to our primary portfolio was driven by increases in claim rates, representing a reserve increase of approximately $23.0 million, an increase to our IBNR reserve related to changes in estimates of future reinstatements of claim denials, representing a reserve increase of approximately $91.9 million, partially offset by decreases in claim sizes, representing a reserve decrease of approximately $56.2 million. The $23.0 million net reserve increase related to the increases in claim rates was primarily due to fewer than expected cures representing a $35.4 million increase in reserves offset by a $12.4 million reserve benefit related to rescissions. The $56.2 million net reserve decrease from claim size reductions was related to a reserve benefit of approximately $127 million from increases in future estimates of claim denials. This reserve benefit was offset by a reserve increase of approximately $70.7 million related to continued home price declines and changes in the geographic mix of our primary portfolio.

The $2.9 million increase in prior years’ reserves in the first quarter of 2011 related to our pool business was primarily the result of increases in claim rates, representing approximately $1.0 million, and increases in claim sizes, representing approximately $1.9 million. The development of the prior years’ reserves with respect to pool business was not significantly impacted by changes in our rescission or claim denial estimates.

The $4.9 million decrease in prior years’ reserves in the first quarter of 2010 related to our primary business was the result of decreases in claim rates, representing approximately $7.4 million, and decreases in claim sizes, representing approximately $10.3 million. These decreases were partially offset by an increase in our IBNR reserve of approximately $12.8 million.

In the first quarter of 2010, the $55.4 million increase in the prior years’ reserves related to our pool portfolio was due to increases in claim rates, representing $131.5 million, offset by decreases in claim sizes, representing $26.9 million, and modified pool contract restructurings, representing $49.2 million. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Primary insurance	$2,690.2	$2,670.7
Pool insurance	149.9	155.4
Other *	20.5	20.5

Total reserves for losses and LAE	$2,860.6	$2,846.6

The increase in primary insurance reserves is driven primarily by increases in IBNR reserves as a result of re-estimating future reversals of previous claim denials, offset by the decrease in the delinquent loan inventory. The decrease in the pool insurance reserves is driven primarily by claims paid.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Loans in default	$2,505.2	$2,584.4
IBNR	274.9	181.7
Cost to settle claims (LAE)	60.0	60.0
Other *	20.5	20.5

Total reserves for losses and LAE	$2,860.6	$2,846.6

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the March 31, 2011 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $125.3 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of March 31, 2011, the effect on pre-tax income would be approximately $13.7 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of March 31, 2011, the effect on pre-tax income would be approximately $3.0 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 18.3% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 14.9% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Our actuaries calculated a range for PMI Europe’s loss reserves at March 31, 2011 of $18.0 million to $33.0 million. PMI Europe’s recorded loss reserves at March 31, 2011 were $23.0 million, which represented our best estimate and an increase of $1.9 million from PMI Europe’s loss reserve balance of $21.1 million at December 31, 2010. The increase to PMI Europe’s loss reserves in the first quarter of 2011 was primarily due to increased severity assumptions associated with defaults in the U.S. sub-prime reinsurance portfolio partially offset by foreign exchange re-measurement gains due to the strengthening of the Euro against the dollar. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	March 31, 2011	December 31, 2010
	(Dollars in millions)
Loans in default	$24.7	$22.2
IBNR	0.7	0.7
Cost to settle claims (LAE)	0.4	0.3

Total loss and LAE reserves	$25.8	$23.2

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the three months ended March 31, 2011 and 2010:

	2011	2010
	(Dollars in millions)
Balance at January 1,	$23.2	$40.1
Reinsurance recoverables	—	—

Net balance at January 1,	23.2	40.1
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	0.5	(1.4)
Prior years	1.6	2.1

Total incurred	2.1	0.7
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(0.6)	(0.7)

Total payments	(0.6)	(0.7)
Foreign currency translation	1.1	(1.9)

Net balance at March 31,	25.8	38.2
Reinsurance recoverables	—	—

Balance at March 31,	$25.8	$38.2

Losses and LAE incurred relating to prior years of $1.6 million in the first quarter of 2011 was primarily due to increasing the severity assumptions established in prior years for defaults in the U.S. sub-prime reinsurance portfolio. Losses and LAE incurred relating to prior years of $2.1 million in 2010 was primarily due to aging of Italian defaults.

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

The following table shows amounts of reinsurance recoverables related to each type of reinsurance contract:

	March 31, 2011		December 31, 2010
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(Dollars in thousands)		(Dollars in thousands)
Captives (1):
Excess-of-loss	$436,803	99.4%	$457,082	99.4%
Quota share	2,521	0.6%	2,589	0.6%

Total	$439,324	100.0%	$459,671	100.0%

(1)	Amounts shown have been reduced by a valuation allowance of $68.0 million and $75.1 million as of March 31, 2011 and December 31, 2010, respectively, on reinsurance recoverables, to the extent applicable, if they are in excess of captive trust account balances.

The table below shows the total of all balances in trust accounts for the benefit of PMI. While certain recoverables from captives equal the amount in the respective captive trust account, the majority of captives have assets in excess of PMI’s related recoverable.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)	(Dollars in thousands)
Off Balance Sheet Captive Trust Assets	$679,023	$724,278

Credit Default Swap Contracts

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $4.6 million and $5.4 million as of March 31, 2011 and December 31, 2010, respectively, and is included in other liabilities on the consolidated balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities.

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

Certain of PMI Europe’s CDS contracts contain collateral support provisions which, upon certain defined circumstances, including deterioration of the underlying mortgage loan performance, require PMI Europe to post collateral for the benefit of the counterparty. The methodology for determining the amount of the required posted collateral varies and can include mark-to-market valuations, contractual formulae (principally related to expected loss performance) and/or negotiated amounts. As of March 31, 2011, the aggregate fair value of all derivative instruments with collateral support provisions upon which we have been required to post collateral was a net liability of $4.6 million. PMI Europe has posted collateral, consisting of corporate securities and cash, of $4.8 million as of March 31, 2011 on these CDS transactions. Any further downgrades will have no impact on the required collateral, as our current ratings are below all the ratings related triggers. As of March 31, 2011, the maximum amount of collateral that PMI Europe could be required to post under these contracts is approximately $12.4 million, including the $4.8 million already posted.

On average, the loan portfolios underlying our CDS exposures were seasoned by at least one year when PMI Europe entered into the CDS transactions. Most portfolios had average seasoning of at least three years at issuance. PMI generally defines the notional amount of its exposure as its risk-in-force. Risk-in-force represents the maximum potential contractual obligation for PMI. PMI Europe’s risk-in-force related to its CDS contracts was $12.4 million as of March 31, 2011. Provided below are tables showing the risk-in-force or notional amounts by issue year, original and current credit rating and posted collateral for all CDS contracts as of March 31, 2011.

Original and Current Credit Rating
Issue Year	Non-investment grade
(Dollars in millions)
2003	$3.6
2004	8.8

Total Notional*	$12.4

Posted collateral	$4.8

Maximum collateral	$12.4

Notional and collateral amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar. Maximum collateral represents the contractual limit of collateral that would be required to be posted.

*	The reference assets underlying all of PMI Europe’s risk-in-force related to its CDS contracts are in Germany.

Provided in the table below are the weighted average expected life and the components of fair value for PMI’s CDS contracts in an asset/(liability) position as of March 31, 2011.

Original and Current Credit Rating
Non-investment grade
(Dollars in millions)
Weighted average expected life in years	2.17

Components of fair value
Expected discounted future net cash outflows	$(2.8)
Market spread/cost of capital adjustment	(1.8)

Fair value	$(4.6)

Fair value amounts will change due to fluctuations in the value of the Euro as compared to the U.S. dollar.

PMI does not currently expect that the fair value portion of the CDS liability related to fluctuations in market spreads and PMI’s cost of capital will result in additional cash outflows. PMI’s expected future net cash flows could vary over time. Higher than expected defaults, higher loss severities or the acceleration in the timing of claim payments would likely result in an increase in expected discounted future net cash outflows and PMI’s fair value liability, which could materially impact our results of operations. PMI has paid, or expects to pay, losses on most of its CDS contracts. PMI expects to pay net cash outflows of approximately $2.8 million related to its CDS agreements over the next 6 years. PMI has a fair value liability of $4.6 million, which includes all expected lifetime future cash flows, against total notional exposure of $12.4 million on all non-investment grade contracts as of March 31, 2011.

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

The total impairment for any debt security that is deemed to have an other-than-temporary impairment is recorded in the statement of operations as a net realized loss from investments. The portion of such impairment that is determined to be non-credit related is deducted from net realized losses in the consolidated statement of operations and reflected in other comprehensive income (loss) and AOCI, the latter of which is a component of stockholders’ equity in the consolidated balance sheets.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
March 31, 2011
Fixed income securities:
Municipal bonds	$129,219	$(5,645)	$60,434	$(7,952)	$189,653	$(13,597)
Corporate bonds	774,445	(22,972)	495	(1)	774,940	(22,973)
FDIC corporate bonds	16,342	(882)	—	—	16,342	(882)
U.S. governments and agencies	194,095	(6,017)	—	—	194,095	(6,017)
Mortgage-backed securities	287,815	(5,290)	278	(905)	288,093	(6,195)
Asset-backed securities	85,773	(667)	—	—	85,773	(667)

Total fixed income securities	1,487,689	(41,473)	61,207	(8,858)	1,548,896	(50,331)
Equity securities:
Common stocks	25,340	(4,422)	—	—	25,340	(4,422)
Preferred stocks	—	—	41,755	(832)	41,755	(832)

Total equity securities	25,340	(4,422)	41,755	(832)	67,095	(5,254)
Short-term investments	6,873	(20)	—	—	6,873	(20)

Total	$1,519,902	$(45,915)	$102,962	$(9,690)	$1,622,864	$(55,605)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
U.S. governments and agencies	186,635	(4,914)	—	—	186,635	(4,914)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

At March 31, 2011, we had gross unrealized losses of $55.6 million on investment securities, including fixed maturity and equity securities that had a fair value of $1.6 billion. There were no non-credit related other-than-temporary impairments on debt securities in the first quarters of 2011 or 2010. We did not record other-than-temporary impairments in the first quarter of 2011.

The increases in gross unrealized losses in the U.S. fixed income portfolio in the first quarter of 2011 were principally due to the rising yields across the fixed income investment categories and the effect of the strengthening of the Euro and the Canadian dollar on the U.S. dollar denominated corporate bond investments in our European and Canadian subsidiaries. The gross unrealized loss in the equity security portfolio decreased in the first quarter of 2011 as a result of the improvement in the valuation of the preferred stock portfolio.

We did not impair any investments in the first quarters of 2011 or 2010. Impaired investments must either meet the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or be determined that management would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. As of March 31, 2011, our investment portfolio included 634 securities in an unrealized loss position compared to 629 securities as of December 31, 2010.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e. monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $48.1 million at March 31, 2011 from $46.4 million at December 31, 2010 and $42.6 million at March 31, 2010.

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

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. We determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of March 31, 2011, a premium deficiency reserve for PMI Europe was not required and the premium deficiency reserve for PMI Canada was $1.3 million. The premium deficiency reserves are recorded as losses and loss adjustment expenses on the consolidated statement of operations and as reserve for losses and loss adjustment expenses on the consolidated balance sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in 2010 and the first quarter of 2011. The excess of future expected premiums, reserves for losses and loss adjustment expenses and investment income over expected paid claims and expenses in our U.S. Mortgage Insurance Operations segment was approximately $0.9 billion for the three months ended March 31, 2011 and December 31, 2010. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

There are several factors that, if different from the expectations used in the premium deficiency analysis, could result in a significant decrease in the excess noted above, and could potentially result in the recognition of a premium deficiency reserve. Some of the key assumptions and possible changes in circumstances that could result in negative changes to the excess include the following:

•

Expected Losses – Losses could be higher than our estimate due to higher levels of delinquencies, higher claim rates and claim sizes driven by factors such as fewer than expected loan modifications, fewer borrowers bringing their loans current, and fewer than expected rescissions or claim denials.

•	Persistency – Should policies terminate faster than our expectations, premiums earned will decline. However, fewer policies in force would also indicate a lower number of new delinquencies.

•	Economic Trends – Negative economic trends such as higher than expected unemployment levels could result in higher than expected new delinquencies and ultimately claims paid.

•	Home Price Changes – Worse than expected home price changes, including significant declines in home values, could result in higher than expected delinquencies, claim payments and claim sizes.

As a result of their credit quality, PMI’s recent book years are expected to be profitable and are contributing to the decreasing likelihood that we will have a premium deficiency reserve in the future in the U.S. Mortgage Insurance Operations.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, available tax planning alternatives, and future contractual cash flows. As discussed below, PMI’s valuation allowance as of March 31, 2011 was approximately $578.9 million.

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

We incurred net operating losses during the first quarter of 2011 on a consolidated basis and have unused net operating losses on a foreign and state level resulting in a deferred tax asset of $312.3 million, unused tax credits of nearly $195.1 million, and abnormal capital losses of nearly $245.5, that could offset future taxable income.

As of March 31, 2011, we had $722.8 million of net deferred tax assets. Our valuation allowance on our deferred tax assets was $578.9 million. We expect to utilize the remaining net deferred tax assets of $143.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In September 2011, we expect to utilize a portion of our deferred tax assets when the QBE Note matures and is payable by QBE. If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $722.8 million net deferred tax assets. However, if we do not return to profitability or such return to profitability is later than expected, future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under § 382 of the Internal Revenue Code, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors – We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

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

Interest rate risk

As of March 31, 2011, our consolidated investment portfolio excluding cash and cash equivalents was $2.8 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of March 31, 2011, 94.4% of our investments were fixed income securities, primarily corporate bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of March 31, 2011:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$327,036
200 basis point decline	$245,275
100 basis point decline	$126,573
100 basis point rise	$(128,250)
200 basis point rise	$(234,880)
300 basis point rise	$(331,265)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 3.9 as of March 31, 2011.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of March 31, 2011 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of March 31, 2011, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(6,263)	$(889)	$(7,152)
10% decline	$(4,175)	$(593)	$(4,768)
5% decline	$(2,088)	$(296)	$(2,384)
5% rise	$2,088	$296	$2,384
10% rise	$4,175	$593	$4,768
15% rise	$6,263	$889	$7,152

Foreign currency translation rates as of March 31,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2011	1.4158	1.0303
2010	1.3509	0.9847

The changes in the foreign currency exchange rates from the first quarter of 2010 to the first quarter of 2011 positively affected our investments in our foreign subsidiaries by $6.8 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of March 31, 2011, $158.1 million, including cash and cash equivalents of our invested assets, were held by PMI Europe. Of the $158.1 million, $48.4 million was denominated in Euros and $109.7 million was denominated in U.S. dollars. As of March 31, 2011, $17.8 million, including cash and cash equivalents of our invested assets, were held by PMI Canada. Of the $17.8 million, $9.2 million was denominated in Canadian dollars and $8.6 million was denominated in U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of March 31, 2011 and 2010. The values of the Euro and the Canadian dollar both strengthened relative to the U.S. dollar as of March 31, 2011 compared to March 31, 2010.

Credit spread risk

Through PMI Europe, we provide credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. The fair value of derivative liabilities was $4.6 million and $5.4 million as of March 31, 2011 and December 31, 2010, respectively, and is included in other liabilities on the balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Our CDS exposures are dependent on the performance of certain prime residential mortgage loans originated throughout Europe, which are the reference assets for the underlying mortgage-related securities.

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

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of March 31, 2011, with all other factors remaining constant:

Change in credit spreads	Estimated (Decrease)/Increase in Liability
(USD in thousands)
300 basis point decline	$66,253
200 basis point decline	$41,351
100 basis point decline	$19,402
100 basis point increase	$(17,503)
200 basis point increase	$(33,172)
300 basis point increase	$(47,351)

Equity market price risk

At March 31, 2011, the market value and book value of equity securities in our investment portfolio were $140.7 million and $127.4 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $28.1 million as of March 31, 2011. Preferred securities make up approximately 80.6% of our equity security portfolio with a market value of $113.5 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We believe that the fair value of our preferred securities would decrease significantly if the dividends were deferred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—Based on their evaluation as of March 31, 2011, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, in April 2008, The PMI Group and certain of our executive officers and directors were named in one federal and one state shareholder derivative suit. At a hearing held on April 1, 2011, the U.S. District Court for the Northern District of California entered an order preliminarily approving the settlement of the federal court action (“Preliminary Approval Order”) and set the final settlement approval hearing for May 20, 2011. See our Current Report on Form 8-K, filed on April 7, 2011 and our Annual Report on Form 10-K for the year-ended December 31, 2010.

As previously disclosed, on January 26, 2009, we were served with a complaint filed by Bayview Loan Servicing, LLC in California Superior Court. The complaint alleged that PMI improperly rescinded mortgage insurance coverage or terminated coverage for non-payment of premium on 94 loans and sought unspecified contractual and extra-contractual damages. The parties have reached a settlement of this action. The estimated costs associated with the settlement of this action were not material and were accrued in the first quarter of 2011.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

We expect that our primary insurance subsidiary, MIC, will not meet regulatory capital requirements in the second quarter of 2011. MIC could be required to cease writing new business and could be subject to restrictions under the terms of its runoff support agreement with Allstate.

As of March 31, 2011, MIC’s policyholders’ position exceeded the minimum policyholders’ position required by capital adequacy requirements by $39.2 million and MIC’s risk-to-capital ratio was 24.4 to 1. As a result of continuing losses, we expect that, in the second quarter of 2011, MIC’s policyholders’ position will decline below the minimum, and its risk-to-capital ratio will increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described below. When MIC’s minimum policyholders’ position falls below the minimum, or risk-to-capital ratio rises above the maximum, levels necessary to meet regulatory capital adequacy requirements MIC could be required to immediately suspend writing new business in some or all states. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business until its policyholders’ position meets the minimum or its risk-to-capital ratio falls below the maximum, as applicable. In two of those states, mortgage insurers are required to cease writing new business immediately if and so long as they fail to meet capital requirements. In the remaining fourteen states, we believe that regulators exercise discretion as to whether the mortgage insurer may continue writing new business. As applicable, we have requested from state insurance departments either waivers of regulatory capital requirements or clarification that MIC’s inability to comply with capital requirements would not, by itself, require it to cease writing business in that state. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). On March 30, 2011, in response to our waiver request, the Department advised us that:

•

Under the express requirements of Arizona law, MIC is not required to obtain a waiver from the Department in order to continue to write new business in the event that it does not maintain the minimum level of policyholders’ position (“MPP”).

•

The Department considers MPP one of many measures of the financial condition of a mortgage insurer. The Department will continue to evaluate MIC’s MPP along with all other measures of PMI’s business operations and financial position in assessing its liquidity and financial resources to fulfill its obligations under existing and prospectively issued mortgage guaranty insurance contracts. The Department expects that its financial statutory examination and actuarial analysis of MIC, initiated in January 2011, will provide the Department with additional information regarding MIC’s financial position, operations and exposure to prospective risks.

•	The Department requested that MIC provide it with additional periodic information regarding its operations and financial condition but did not impose restrictions upon its operations.

If the Department were to determine that MIC’s liquidity or financial resources warranted regulatory action, it could, among other actions, order MIC to suspend writing new business in all states.

In addition to the Department’s notice described above, MIC has received written waivers from three state departments of insurance. One of these waivers remains in effect only until MIC exceeds a 27 to 1 risk-to-capital ratio. Each of these waivers may be withdrawn at any time. We believe that our pending waiver requests in other states are under review by the applicable state insurance departments. We cannot predict whether or under what circumstances these insurance regulators might exercise discretion to permit MIC to continue to write new business. Moreover, even with waivers, if MIC breached capital requirements, there is a risk that certain of our customer relationships would be negatively impacted. If we are successful in obtaining waivers, there is no assurance that any insurance department that has granted a waiver will not modify or revoke the waiver, or that it will renew a waiver when it expires. It is not clear what actions the insurance regulators in states that do not have capital adequacy requirements would take if MIC were to fail to meet capital adequacy requirements established by one or more states.

If it were to be enforced by a court of final appeal or applicable regulator, the terms of a 1994 Allstate runoff support agreement restrict MIC in the event that its risk-to-capital ratio exceeds 23 to 1. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to approximately $31.9 million as of March 31, 2011 (0.3% of original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. Any failure to meet the capital requirements set forth in the runoff support agreement with Allstate could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful and, even if it is implemented in some states, it may not allow us to continue to write mortgage insurance in other states.

In the event that MIC is unable to continue to write new mortgage insurance in a limited number of states, we plan to write new mortgage insurance in those states through PMAC, a subsidiary of MIC. The GSEs approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. These approvals are subject to restrictions and currently expire on December 31, 2011. While we have requested extensions, there is no assurance that the GSEs will approve the use of PMAC as a direct issuer of mortgage guaranty insurance after their current approvals expire at the end of 2011. Fannie Mae’s approval is conditioned upon the requirement that PMAC’s direct written premiums for a calendar quarter not exceed 20% of the combined direct written premiums of MIC and PMAC for such calendar quarter, unless Fannie Mae provides prior written consent, which it shall not unreasonably withhold. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we can offer mortgage insurance through the combined companies in all fifty states or if MIC were to exceed regulatory capital requirements in one or more states. If MIC is unable to continue to write mortgage insurance in certain states, our inability to successfully and timely implement our PMAC plan would have a material adverse impact on our financial condition, results of operation and business.

Our regulatory capital levels and the extent to which we may fail to meet regulatory capital requirements in the second quarter of 2011 depend on a variety of factors that are difficult to predict and many of which are outside our control.

As a result of continuing losses, we expect that, in the second quarter of 2011, MIC’s policyholders’ position will decline below the minimum, and its risk-to-capital ratio will increase above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described above. The degree of MIC’s future noncompliance with applicable capital requirements will depend on the magnitude of losses in the second quarter of 2011 and thereafter. Estimating future losses, and the timing of future losses, is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time.

Our losses have exceeded our estimates in past periods, and our future losses could materially exceed our estimates.

Our future losses could be affected by a variety of factors. Such factors include, among others:

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

In some cases, our servicing customers do not produce documents necessary to perfect a claim. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary standards relating to the servicing of delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to significantly increase in 2011. In 2010, we increased our assumptions of future documentation and servicer-related claim denials. Our projection of future claim denials with respect to the current inventory of delinquent loans has reduced, and is continuing to reduce, our loss reserve estimates. If future expected documentation and servicer-related claim denials are lower than expected, we would be required to increase our loss reserves in future periods. There can be no assurance that we will not significantly adjust our claim denial assumptions in the future. In estimating loss reserves, we also take into consideration the possibility of future claim denials that will later be reversed, and therefore paid. We increased those assumptions in the first quarter of 2011, negatively impacting our losses. There can be no assurance that the reversal frequency will not exceed our expectations or that our loss reserve estimates adequately provide for such occurrences. To date, we have not received material challenges to our documentation and servicer-related claim denials. However, there can be no assurance that we will not receive significant challenges in the future or that such challenges will not result in disputes with our customers. Our claim denial practices have not been subject to judicial interpretation; therefore, it is unclear whether a court would adopt the same interpretation of our rights as we do. If we are not successful in defending our claim denials, we could be required to pay significant additional amounts in claims, which could materially harm our financial condition and results of operations.

Due to continued losses, we may be required to record a premium deficiency reserve in the future.

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

A premium deficiency analysis was performed on a GAAP basis, as of March 31, 2011, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the first quarter of 2011. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in future reporting periods, which would negatively affect our financial condition and results of operations.

Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and PMI.

Among other things, the Dodd-Frank Act, passed by Congress in July 2010, expands federal oversight of the insurance industry and consumer financial products and services, including mortgage loans. One component of the Dodd-Frank Act will require mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. On March 30, 2011, federal regulators released a proposed rule that details the regulatory definition of a qualified residential mortgage, including a requirement that such mortgages include a cash down-payment equal to at least the sum of (i) the closing costs payable by the borrower, (ii) 20% of the lesser of the applicable property’s estimated market value and its purchase price, and (iii) the difference, if a positive amount, between the applicable property’s purchase price and its estimated market value. Regulators are seeking public comment and data regarding the credit risk mitigation effects of private mortgage insurance and an alternative definition that would include a down-payment of 10% (as opposed to 20%) of the lesser of the applicable property’s estimated market value and its purchase price and take into account private mortgage insurance for higher LTV ratio maximum requirements. The proposed rule exempts the GSEs from the risk retention requirement as long as they remain in conservatorship. Comments to the proposed rule are due on June 10, 2011. Depending on the maximum LTV allowed in the final definition and whether, and to what extent, if any, the presence of mortgage insurance becomes a criterion for a “qualified residential mortgage” and whether lenders choose mortgage insurance for non-qualified residential mortgages, the proposed rule could negatively affect the private mortgage insurance industry and our future insurance writings.

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

As of March 31, 2011, we had net deferred tax assets of $722.8 million. Our management reviews the need to establish a valuation allowance against our deferred tax assets on a quarterly basis. Under Topic 740, and beginning in 2010, we do not use forecasted taxable income from our mortgage insurance activities as positive evidence in determining whether or not the deferred tax assets will be utilized. In the first quarter of 2011, we evaluated our deferred tax assets in light of this and other factors and determined that it was necessary to increase the valuation allowance by $51.7 million to $578.9 million. We expect to be able to utilize our remaining net deferred tax assets of $143.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. There is no assurance that our future expected cash flow streams or tax strategies will permit us to utilize our remaining $143.8 million net deferred tax assets. We may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which would have a material adverse effect on our results of operations and financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Estimates—Valuation of Deferred Tax Assets for more discussion.

If we return to a period of sustained profitability, we may be able to utilize a substantial additional portion of our $722.8 million deferred tax assets. There is no assurance, however, that we will return to profitability. Even if we return to profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all tax benefits. Even if we were to realize future tax benefits, the timing may be significantly delayed.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 to the registrant’s annual report on Form 10-K, filed on March 13, 2011 (File No. 001-13664)).

4.2	Amended and Restated Tax Benefits Preservation Plan, dated as of February 17, 2011, between The PMI Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Preferred Stock of The PMI Group, Inc. as Exhibit A, the Summary of Terms of the Amended and Restated Tax Benefits Preservation Plan as Exhibit B and the Form of Right Certificate as Exhibit C (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

10.1*	Amendment No. 3 effective February 16, 2011 to the PMI Amended and Restated Equity Incentive Plan dated May 21, 2009 (incorporated by reference to exhibit 10.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

10.2*	Form of 2011 Stock Unit Agreement for Section 16 Officers (incorporated by reference to exhibit 10.12e to the registrant’s annual report on Form 10-K, filed on March 13, 2011 (File No. 001-13664)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The PMI Group, Inc.

May 9, 2011

/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

May 9, 2011

/s/ Thomas H. Jeter
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller