Form 10-Q
period 2011-06-30
PMI GROUP INC
filed 2011-08-04
CIK 935724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Stock	Par Value	Date	Number of Shares
Common Stock	$0.01	July 29, 2011	162,050,405

Part I- Financial Information		Page

Item 1.	Interim Consolidated Financial Statements and Notes	3

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	3

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussions and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II- Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

Signatures
Index to Exhibits
Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
REVENUES
Premiums earned	$125,603	$147,082	$245,909	$300,112
Net investment income	16,837	23,861	33,559	50,549
Equity in losses from unconsolidated subsidiaries	(1,433)	(3,917)	(2,732)	(8,327)
Net realized investment gains	194	397	113	7,830
Change in fair value of certain debt instruments	75,625	(47,687)	97,281	(88,500)
Other income	2,608	2,685	5,312	4,408

Total revenues	219,434	122,421	379,442	266,072

LOSSES AND EXPENSES
Losses and loss adjustment expenses	441,186	317,920	682,296	660,209
Amortization of deferred policy acquisition costs	4,467	4,163	8,623	8,039
Other underwriting and operating expenses	25,839	28,032	53,518	61,992
Interest expense	13,577	12,247	27,088	21,770

Total losses and expenses	485,069	362,362	771,525	752,010

Loss from continuing operations before income taxes	(265,635)	(239,941)	(392,083)	(485,938)
Income tax expense (benefit) from continuing operations	19,651	(89,381)	20,027	(178,391)

Loss from continuing operations	(285,286)	(150,560)	(412,110)	(307,547)
Gain on sale of discontinued operations, net of taxes of $81,049	150,520	—	150,520	—

NET LOSS	$(134,766)	$(150,560)	$(261,590)	$(307,547)

PER SHARE DATA
Basic net loss from continuing operations	$(1.76)	$(1.11)	$(2.55)	$(2.81)
Basic gain from discontinued operations	0.93	$—	0.93	$—

Basic net loss	$(0.83)	$(1.11)	$(1.62)	$(2.81)

Diluted net loss from continued operations	$(1.76)	$(1.11)	$(2.55)	$(2.81)
Diluted gain from discontinued operations	0.93	$—	0.93	$—

Diluted net loss	$(0.83)	$(1.11)	$(1.62)	$(2.81)

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(Dollars in thousands, except per share data)
ASSETS
Investments - available-for-sale, at fair value:
Fixed income securities	$2,538,271	$2,651,206
Equity securities:
Common	23,539	30,664
Preferred	74,516	120,421
Short-term investments	6,813	17,867

Total investments	2,643,139	2,820,158
Cash and cash equivalents	259,302	267,705
Investments in unconsolidated subsidiaries	119,853	121,040
Related party receivables	6,490	6,355
Accrued investment income	20,173	19,783
Premiums receivable	42,751	46,336
Reinsurance receivables and prepaid premiums	59,768	65,357
Reinsurance recoverables, net	391,974	459,671
Deferred policy acquisition costs	49,557	46,372
Property, equipment and software, net of accumulated depreciation and amortization	81,368	85,186
Prepaid and recoverable income taxes	1,748	48,042
Deferred income tax assets	44,804	142,899
Note receivable	206,569	—
Other receivables	68,987	66,335
Other assets	17,987	23,748

Total assets	$4,014,470	$4,218,987

LIABILITIES
Reserve for losses and loss adjustment expenses	$2,994,795	$2,869,765
Reserve for premium refunds	110,785	88,696
Unearned premiums	68,113	64,298
Debt (includes $229,902 and $327,181 measured at fair value)	522,128	616,158
Reinsurance payables	23,753	28,206
Related party payables	1,809	1,786
Other liabilities and accrued expenses	102,580	134,808

Total liabilities	3,823,963	3,803,717

Commitments and contingencies (Notes 7 and 9)

SHAREHOLDERS’ EQUITY
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock - $0.01 par value; 500,000,000 and 350,000,000 shares authorized; 197,078,767 and 197,078,767 shares issued; 161,647,907 and 161,167,542 shares outstanding	1,971	1,971
Additional paid-in capital	1,359,902	1,370,757
Treasury stock, at cost (35,430,860 and 35,911,225 shares)	(1,282,990)	(1,295,644)
Retained earnings	70,111	331,700
Accumulated other comprehensive income, net of deferred taxes	41,513	6,486

Total shareholders’ equity	190,507	415,270

Total liabilities and shareholders’ equity	$4,014,470	$4,218,987

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss	$(412,110)	$(307,547)
Gain on sale of discontinued operations, net of taxes	125,520	—
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses from unconsolidated subsidiaries	2,732	8,327
Net realized investment gains	(713)	(7,958)
Change in fair value of certain debt instruments	(97,281)	88,500
Depreciation and amortization	28,277	16,732
Deferred income taxes	98,592	(136,108)
Compensation expense related to share-based payments	1,995	1,536
Deferred policy acquisition costs incurred and deferred	(11,808)	(11,269)
Amortization of deferred policy acquisition costs	8,623	8,039
Amortization of debt discount and debt issuance cost	4,520	2,155
Changes in:
Accrued investment income	(272)	6,515
Premiums receivable	3,679	2,581
Reinsurance receivables, and prepaid premiums net of reinsurance payables	1,136	(36,897)
Reinsurance recoverables	67,697	89,904
Prepaid and recoverable income taxes	46,287	1,349
Reserve for losses and loss adjustment expenses	122,898	(146,507)
Reserve for premium refunds	22,089	11,105
Unearned premiums	3,546	(7,346)
Related party receivables, net of payables	(109)	14,212
Liability for pension benefit	(2,406)	10,784
Note receivable	(206,569)	—
Other receivables	(2,652)	(121,030)
Other	(24,869)	(7,887)

Net cash used in operating activities from continuing operations	(221,198)	(520,810)

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from sales of fixed income securities	203,784	513,743
Proceeds from maturities of fixed income securities	3,596	765
Proceeds from sales of equity securities	55,230	25,101
Investment purchases: Fixed income securities	(81,772)	(329,863)
Equity securities	(3,957)	(4,243)
Net change in short-term investments	10,737	1,088
Distributions from unconsolidated subsidiaries, net of investments	818	(45)
Capital expenditures and capitalized software, net of dispositions	(4,570)	(1,277)

Net cash provided by investing activities from continuing operations	183,866	205,269

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Proceeds from issuance of convertible notes, net of issuance costs of $6,109	—	278,961
Proceeds from issuance of common stock, net of issuance costs of $28,199	—	453,183
Repayment of credit facility	—	(75,000)
Proceeds from issuance of treasury stock	264	275

Net cash provided by financing activities from continuing operations	264	657,419

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided by sale of discontinued operations	25,000	—

Net cash provided by sale of discontinued operations	25,000	—

Effect of foreign exchange rate changes on cash and cash equivalents from continuing operations	3,665	(6,928)

Net (decrease) increase in cash and cash equivalents	(8,403)	334,950
Cash and cash equivalents at the beginning of the period	267,705	686,891

Cash and cash equivalents of continuing operations at end of period	$259,302	$1,021,841

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year:
Interest paid, net of capitalization	$22,246	$17,066
Income taxes refunds, net of payments	$45,924	$—
Income taxes payments, net of refunds	$—	$1

See accompanying notes to consolidated financial statements.

THE PMI GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of The PMI Group, Inc. (“The PMI Group” or “TPG”), a Delaware corporation and its direct and indirect wholly-owned subsidiaries, including: PMI Mortgage Insurance Co. (“MIC”), an Arizona corporation, and its direct wholly-owned subsidiary, PMI Mortgage Assurance Company (“PMAC”), and its other affiliated U.S. mortgage insurance and reinsurance companies (collectively “PMI”); PMI Mortgage Insurance Company Limited and its holding company, PMI Europe Holdings Limited, the Irish insurance companies (collectively “PMI Europe”); PMI Mortgage Insurance Company Canada and its holding company, PMI Mortgage Insurance Holdings Canada Inc. (collectively “PMI Canada”); and other insurance, reinsurance and non-insurance subsidiaries. The PMI Group and its subsidiaries are collectively referred to as the “Company.” All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

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

Impact of Current Economic Environment

The Company has undergone significant changes since 2007. Weaker than expected job creation and U.S. home prices continue to negatively affect the Company’s financial condition and results of operations. The Company’s consolidated net loss was $134.8 million and $261.6 million for the second quarter and first six months of 2011, respectively, compared to net losses of $150.6 million and $307.5 million for the corresponding periods in 2010.

The Company continues to focus on its core U.S. Mortgage Insurance Operations. In 2010 and the first half of 2011, the private mortgage insurance industry continued to be significantly challenged by the slow pace of economic recovery and instability in the housing and mortgage markets. PMI’s new business writings in 2010 were limited as a result of continued competition with the Federal Housing Administration (“FHA”), which has become a significant competitor. PMI’s new business writings were negatively impacted in the first half of 2011 as a result of lower than expected residential mortgage originations and continued high demand for mortgage insurance from the FHA.

At June 30, 2011, MIC’s policyholders’ position was below the minimum required by Arizona law and its risk-to-capital ratio exceeded the regulatory maximum 25:1 set by various other states. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In two of those states, mortgage insurers are required to cease writing new business immediately if and so long as they fail to meet capital requirements. In the remaining fourteen states (including Arizona), regulators exercise discretion as to whether the mortgage insurer may continue writing new business. MIC is currently operating under regulatory waivers or discretion in the majority of the fourteen states. Four of MIC’s waivers expire on December 31, 2011 or earlier. Each of the waivers issued to MIC may be withdrawn at any time by the applicable insurance department. In light of the Company’s results in the second quarter of 2011, the Company expects that the number of states in which MIC is precluded from writing new business will significantly increase. It is not clear what actions, if any, the insurance regulators in states that do not have capital adequacy requirements may take as a result of MIC failing to meet capital adequacy requirements established by one or more states.

MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). The Company has advised the Department of MIC’s second quarter results and its non-compliance with the required minimum policyholders’ position. In the near future, the Company expects to further discuss with the Department MIC’s financial condition and the capital initiatives it is pursuing. To date, the Department has neither limited MIC’s ability to transact new business nor provided it with a timetable of required action by MIC. If the Department were to determine that MIC’s financial condition warranted regulatory action, it could, among other actions, issue an administrative corrective order requiring MIC to suspend writing new business in all states. In the event MIC either does not obtain significant capital relief or does not demonstrate to the Department significant progress in connection therewith, the Company believes it is likely that the Department will require MIC to cease writing new business. In addition, Arizona law provides for mandatory suspension of an insurer’s license if the insurer’s statutory capital declines below $1.5 million.

The Department also has the authority, if it were to make a finding that MIC was in a “hazardous financial condition,” to issue a corrective order and place MIC under “supervision.” Under supervision, MIC would likely be prohibited from writing new business and from engaging in transactions (including disposing of assets) out of the ordinary course of business unless it has the prior approval of the Director of the Department or the Director’s designated supervisor. Further, the Department at any time could initiate state court receivership proceedings for the rehabilitation or liquidation of MIC. In a court-ordered receivership, the Director would be appointed receiver of MIC and would have full and exclusive power of management and control of MIC. The Company cannot predict if, or under what circumstances or timing, the Department will take any of the above steps.

In the third quarter, the Company began writing new mortgage insurance through PMAC, a subsidiary of MIC, in states in which MIC either did not obtain, or exceeded the terms of, a waiver or other regulatory forbearance. Fannie Mae and Freddie Mac (collectively, the “GSEs”) approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. The GSEs’ approvals of PMAC currently expire on December 31, 2011. The Company expects that the number of states in which it seeks to utilize PMAC for new business will significantly increase. While the Company has requested extensions, there can be no assurance that the GSEs will grant them or that the GSEs will not revoke the PMAC approvals prior to December 31, 2011. The GSEs’ approvals of PMAC are subject to restrictions. If the Company is unable to satisfy any of the GSE eligibility requirements for PMAC, if the GSEs do not extend PMAC’s approvals, or if the GSEs revoke PMAC’s approvals, the Company would be unable to offer mortgage insurance through PMAC. If this were to occur, the Company would not be able to offer mortgage insurance through its combined insurance subsidiaries in all fifty states.

The Company believes that it has sufficient assets at the insurance company level to meet its non-holding company obligations through 2011. Provided that an event of default with respect to the Company’s debt securities does not occur (see Note 9, Commitments and Contingencies – Other Contingencies), the Company believes that it has sufficient liquidity at its holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011.

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

Investments in Unconsolidated Subsidiaries — Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. Investments in equity investees with ownership interests of 20-50% are generally accounted for using the equity method of accounting and investments of less than 20% ownership interest are generally accounted for using the cost method of accounting if the Company does not have significant influence over the entity. Limited partnerships with ownership interests greater than 3% but less than 50% are primarily accounted for using the equity method of accounting. The carrying value of the investments in the Company’s unconsolidated subsidiaries also includes the Company’s share of net unrealized gains and losses in the unconsolidated subsidiaries’ investment portfolios, which is included in AOCI.

Periodically, or as events dictate, the Company evaluates potential impairment of its investments in unconsolidated subsidiaries. FASB ASC Topic 323 Investments-Equity Method and Joint Ventures (“Topic 323”) provides criteria for determining potential impairment. In the event a loss in value of an investment is determined to be an other-than-temporary decline, an impairment charge would be recognized in the consolidated statements of operations. Evidence of a loss in value that could indicate impairment might include, but would not necessarily be limited to, the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. Realized capital gains or losses resulting from the sale of the Company’s ownership interests of unconsolidated subsidiaries are recognized as net realized investment gains or losses in the consolidated statements of operations.

The Company reports the equity in (losses) earnings from CMG MI on a current month basis and the Company’s interest in limited partnerships are reported on a one-quarter lag basis.

Related Party Receivables and Payables — As of June 30, 2011, related party receivables, which were comprised of non-trade receivables and payables from unconsolidated subsidiaries, were $6.5 million and related party payables were $1.8 million compared to $6.4 million and $1.8 million as of December 31, 2010, respectively.

Deferred Policy Acquisition Costs — The Company defers certain costs of its mortgage insurance operations relating to the acquisition of new insurance and consistent with industry accounting practice, amortizes these costs for each underwriting year book of business against revenue in proportion to estimated gross profits over the estimated life of the policies in order to match costs and revenues. Estimated gross profits are comprised of earned premiums, interest income, losses and loss adjustment expenses. For each underwriting year, the Company estimates the rate of amortization taking into consideration historical experiences. The rate of amortization is further evaluated for any changes to persistency or loss development. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income.

Property, Equipment and Software — Property and equipment, including software, are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to thirty nine years. Leasehold improvements are recorded at cost and amortized over the lesser of the useful life of the assets or the remaining term of the related lease. The Company’s accumulated depreciation and amortization was $211.0 million and $202.6 million as of June 30, 2011 and December 31, 2010, respectively.

The Company capitalizes costs incurred during the application development stage related to software developed for internal use and for which it has no substantive plan to market externally in accordance with FASB ASC Topic 350 Intangibles-Goodwill and Other. Capitalized costs are amortized beginning at such time as the software is ready for its intended use on a straight-line basis over the estimated useful life of the asset, which is generally three to seven years. The Company capitalized $2.6 million in software costs incurred related to software developed for internal use in the first six months of 2011. The Company did not capitalize any software costs incurred related to software developed for internal use in the first six months of 2010.

Other Receivables — In 2010, the Company restructured various modified pool policies whereby the Company paid a fee to be relieved of all of its remaining obligations to provide insurance coverage under those policies. In certain of these transactions, the Company retained the right to continue to receive monthly premium payments as though the insurance had not been cancelled. The Company has determined that this stream of payments, which is supported by an underlying pool of mortgage loans, is no longer part of an insurance contract and instead must be accounted for separately as a discounted receivable. Management determined that this stream of cash flows most resembles a beneficial interest from a residential mortgage securitization (interest-only strips), which is also a stream of cash flows based on an underlying pool of mortgages.

To initially value this asset, management used observable market inputs from an active market with respect to interest-only strips for mortgage securitizations with similar characteristics to those of the former modified pool policies (e.g., origination year, loan-to-value ratios, etc.) and applied these fair value inputs to the expected cash flows. Consistent with FASB ASC Topic 835 Interest, a market discount of $26.0 million was calculated based on the excess of all cash flows attributable to the beneficial interest estimated at the acquisition date over the initial investment. The fair value of the asset upon initial recognition was $82.3 million. On a monthly basis, the Company applies the cash received from this asset to the accretion of the discount with the excess cash reducing the value of the asset. The carrying value of the asset was $57.0 million as of June 30, 2011 (net of a market discount of $15.5 million) compared to $66.3 million as of December 31, 2010 (net of a market discount of $19.2 million). The income recognition from the accretion of the discount is recognized as other income and was $1.8 million and $3.7 million for the second quarter and first six months ended June 30, 2011, respectively, compared to $2.2 million and $2.2 million in the corresponding periods of 2010.

Derivatives — Certain credit default swap contracts entered into by PMI Europe are considered credit derivative contracts under FASB ASC Topic 815 Derivatives and Hedging (“Topic 815”). As of June 30, 2011, all of the Company’s credit derivatives had been terminated.

Convertible Notes — In the second quarter of 2010, the Company issued 4.50% Convertible Senior Notes (“Convertible Notes”) due April 15, 2020, in a public offering for an aggregate principal amount of $285 million. The Convertible Notes bear interest at a rate of 4.50% per year. Interest is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2010. The Convertible Notes are senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated. Prior to January 15, 2020, the Convertible Notes are convertible only under certain circumstances. The initial conversion rate is 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of common stock or a combination thereof, at its option. The Company evaluated the accounting treatment for the Convertible Notes in accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options to determine if the instruments should be accounted for as debt, equity, or a combination of both. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. To initially value the debt component, management obtained the present value of contractual cash flows using an interest rate without the conversion option as the discount rate, which was determined by using the yield on similar instruments as the benchmark and adding an indicative spread based on the Company’s credit spread at the time of issuance. At June 30, 2011, Additional Paid-in- Capital included $66.0 million related to the fair value of the conversion option.

Special Purpose Entities — Certain insurance transactions entered into by PMI and PMI Europe require the use of foreign wholly-owned special purpose entities, principally for regulatory purposes. These special purpose entities are consolidated in the Company’s consolidated financial statements.

Premium Deficiency Reserve — The Company performs an analysis for premium deficiency using assumptions based on management’s best estimate when the assessment is performed. The calculation for premium deficiency requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the analysis. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. The Company performs premium deficiency analyses quarterly. The Company determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in 2009. As of June 30, 2011, management determined that the premium deficiency reserve for PMI Canada was $0.9 million and no premium deficiency reserve was necessary for PMI Europe. Premium deficiency reserves are included in reserves for losses and loss adjustment expenses on the consolidated balance sheets and losses and loss adjustment expenses in the consolidated statements of operations. The Company determined there was no premium deficiency in its U.S. Mortgage Insurance Operations segment. To the extent premium levels and actual loss experience differ from the assumptions used, results could be negatively affected in future periods.

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

Reinsurance — The Company uses reinsurance to reduce net risk-in-force and enhance capital allocation. This is done primarily with captive reinsurance companies via both excess-of-loss (“XOL”) and quota share arrangements. Under a captive reinsurance agreement, the Company reinsures a portion of its risk written on loans originated by a certain lender with the captive reinsurance company affiliated with such lender. PMI’s captive reinsurance agreements primarily provide for XOL reinsurance, in which PMI retains a first loss position on a defined set of mortgage insurance risk, reinsures a second loss layer of this risk with the captive reinsurance company and retains the remaining risk above the second loss layer. The Company cedes premiums pursuant to its captive reinsurance arrangements in exchange for the reinsurance of a portion of the Company’s risk less, in some instances, a ceding commission paid to the Company for underwriting and administering the business. Ceded premiums reduce premiums earned and ceded loss reserves reduce losses and loss adjustment expenses in the consolidated statements of operations. Total loss reserves gross of reinsurance contracts are determined in accordance with the Company’s loss reserving practices. After gross reserves are established, reserves are allocated to reinsurance contracts consistent with the terms of the coverage provided and based on an actuarial analysis of the loans reinsured under each reinsurance agreement. The total ceded loss reserves subject to reinsurance arrangements represent reinsurance recoverables in the consolidated balance sheets. Under the Company’s XOL captive reinsurance arrangements, PMI generally cedes 100% of the losses within the reinsured loss layer to the captive insurance company. PMI limits its recorded recoverable to the amount currently available in the trust account maintained by the captive insurance company for PMI’s benefit, if that amount is less than PMI’s ceded loss reserves. Effective January 1, 2009, the Company ceased seeking reinsurance under XOL captive reinsurance agreements. On that date, in-force XOL contracts were placed into run-off and will mature pursuant to the existing terms and conditions. A small percentage of the Company’s existing captive reinsurance arrangements are under quota share agreements under which the Company continues to reinsure new insurance business.

Revenue Recognition — Mortgage guaranty insurance policies are contracts that are generally non-cancelable by the insurer, are renewable at a fixed price, and provide for payment of premiums on a monthly, annual or single basis. Upon renewal, the Company is not able to re-underwrite or re-price its policies. Consistent with industry accounting practices, premiums written on a monthly basis are earned as coverage is provided. Monthly premiums accounted for 92.0% and 90.2% of gross premiums written from the Company’s mortgage insurance operations in the three and six months ended June 30, 2011, respectively, compared to 92.8% and 90.1% in the corresponding periods of 2010. Premiums written on an annual basis are amortized on a monthly pro rata basis over the year of coverage. Primary mortgage insurance premiums written on policies covering more than one year are referred to as single premiums. A portion of the revenue from single premiums is recognized in premiums earned in the current period, and the remaining portion is deferred as unearned premiums and earned over the expected life of the policy, a range of seven to fifteen years for the majority of the single premium policies. If single premium policies related to insured loans are cancelled due to repayment by the borrower, and the premium is non-refundable, the remaining unearned premium related to each cancelled policy is recognized as earned premiums upon notification of the cancellation. Unearned premiums represent the portion of premiums written that is applicable to the estimated unexpired risk of insured loans. A portion of premium payments may be refundable if the insured cancels coverage, which generally occurs when the loan is repaid, the loan amortizes to a sufficiently low amount to trigger a lender permitted or legally required cancellation, or the value of the property has increased sufficiently in accordance with the terms of the contract.

In addition, when the Company pays a claim on a delinquent loan, all premiums received on the delinquent loan covering any period after the default date will be refunded, in accordance with the terms of the contract. In the event the Company rescinds insurance coverage of a loan as a result of an issue that occurred during the origination of the loan and/or prior to the effective date of coverage, it refunds all premiums associated with the rescinded loan to the insured, whether or not the loan was delinquent. Premium refunds reduce premiums earned in the consolidated statements of operations. Premium refunds (including the changes in reserve for premium refunds) were $24.2 million and $57.2 million for the three and six months ended June 30, 2011, respectively, compared to $20.9 million and $47.1 million in the corresponding periods of 2010.

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

The Company evaluates the need for a valuation allowance against its deferred tax assets on a quarterly basis. In the course of its review, the Company assesses all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. In 2010 and the first half of 2011, the Company experienced loss development in excess of its expectations. Based, in part, on the higher than expected loss development, the Company does not currently expect its U.S. Mortgage Insurance Operations segment to report an operating profit in 2011. Primarily as a result of these factors, under Topic 740, the Company does not use forecasted taxable income from its mortgage insurance activities in determining whether or not the deferred tax assets will be utilized. In 2011, the Company evaluated its deferred tax assets in light of these issues and determined that it was necessary to increase its valuation allowance by $161.6 million to $688.9 million with respect to its deferred tax assets of $733.7 million. During the quarter ended June 30, 2011, the projected investment income on the conversion of the Company’s tax-free municipal bond portfolio decreased as a result of projected changes in the timing of certain cash outflows. The lower projected taxable investment income reduces the Company’s ability to utilize certain deferred tax assets within a reasonable amount of time. As a result, the Company has recorded a tax expense of $20.3 million for the quarter related to the decrease in projected investment income. The Company expects that the remaining net deferred tax assets of $44.8 million will be utilized based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from the Company's mortgage insurance activities. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. (See Note 13, Income Taxes, for further discussion.)

On August 12, 2010, the Board of Directors of The PMI Group adopted a Tax Benefits Preservation Plan (the “Plan”). In connection with its adoption of the Plan, the Board declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010. On February 17, 2011, the Board adopted the Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”), which amends and restates the Plan in its entirety. The purpose of the Amended Plan is to help protect the Company’s ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). The Company’s use of the Tax Benefits in the future would be significantly limited if it experiences an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Amended Plan is designed to reduce the likelihood that the Company will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of the Company stock. There can be no assurance, however, that the Plan will prevent the Company from experiencing an ownership change. The Amended Plan was approved by stockholders at the 2011 annual meeting.

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

Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars in accordance with FASB ASC Topic 830, Foreign Currency Matters. Assets and liabilities denominated in non-U.S. dollar functional currencies are translated using the period-end spot exchange rates. Revenues and expenses are translated at monthly-average exchange rates. The effects of translating financial results with a functional currency other than the reporting currency are reported as a component of AOCI included in total shareholders’ equity. Foreign currency translation gains in AOCI net of taxes were $62.0 million as of June 30, 2011 compared with $51.1 million as of December 31, 2010. Gains and losses from foreign currency re-measurement for PMI Europe and PMI Canada are reflected in income and represent the revaluation of monetary assets and liabilities denominated in non-functional currencies into the functional currency, the Euro and Canadian dollar, respectively.

Comprehensive Income (Loss) — Comprehensive income (loss) includes the net loss, the change in foreign currency translation gains or losses, pension adjustments, changes in unrealized gains and losses on investments, accretion of cash flow hedges and reclassifications of realized gains and losses previously reported in comprehensive income (loss), net of related tax effects.

Business Segments — The Company’s reportable operating segments are U.S. Mortgage Insurance Operations, International Operations and Corporate and Other. U.S. Mortgage Insurance Operations includes the results of operations of MIC, PMI Mortgage Assurance Co. (“PMAC”), formerly Commercial Loan Insurance Co., PMI Insurance Co., affiliated U.S. insurance and reinsurance companies and the equity in earnings from CMG MI. International Operations includes the results of PMI Europe, PMI Canada and the gain on the sale of discontinued operations of PMI Australia. The Corporate and Other segment includes other income and related operating expenses of PMI Mortgage Services Co., change in fair value of certain debt instruments, interest expense, intercompany eliminations and corporate expenses of the Company, equity in earnings (losses) from certain limited partnerships and its former investment in FGIC.

Earnings (Loss) Per Share — Basic earnings (loss) per share (“EPS”) excludes dilution and is based on consolidated net income (loss) available to common shareholders and the actual weighted-average common shares that are outstanding during the period. Diluted EPS is based on consolidated net income (loss) available to common shareholders, adjusted for the effects of dilutive securities, and the weighted-average dilutive common shares outstanding during the period. The weighted-average dilutive common shares reflect the potential increase of common shares if contracts to issue common shares, including stock options issued by the Company that have a dilutive impact, were exercised, or if outstanding securities were converted into common shares. As a result of the Company’s net loss for the three and six months ended June 30, 2011 and 2010, 9.5 million and 8.9 million share equivalents issued under the Company’s share-based compensation plans in the respective periods were excluded from the calculation of diluted earnings per share as their inclusion would have been anti-dilutive. In addition, additional shares are considered for dilutive EPS purposes related to the Convertible Notes issued in 2010. The method of determining which method to use for calculating dilutive EPS for the Convertible Notes depends on the facts and circumstances of the Company’s liquidity position. At June 30, 2011, 36.3 million share equivalents were excluded from the calculation of diluted earnings per share under the If Converted method as their inclusion would have been anti-dilutive. No share equivalents were excluded under the Treasury Stock method.

The following table presents for the periods indicated a reconciliation of the weighted average common shares used to calculate basic EPS to the weighted-average common shares used to calculate diluted EPS from continuing and discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars and shares in thousands)		(Dollars and shares in thousands)
Loss from continuing operations as reported	$(285,286)	$(150,560)	$(412,110)	$(307,547)

Gain from discontinued operations as reported	150,520	—	150,520	—

Net loss adjusted for diluted EPS	$(134,766)	$(150,560)	$(261,590)	$(307,547)

Weighted-average shares for basic EPS	161,589	135,993	161,452	109,532
Weighted-average stock options and other dilutive components	—	—	—	—

Weighted-average shares for diluted EPS	161,589	135,993	161,452	109,532

Share-Based Compensation — The Company applies FASB ASC Topic 718 Compensation-Stock Compensation (“Topic 718”) in accounting for share-based payments. This topic requires share based payments such as stock options, restricted stock units and employee stock purchase plan shares to be accounted for using a fair value-based method and recognized as compensation expense in the consolidated statements of operations. Share-based compensation expense was $0.9 million (pre-tax) and $1.8 million (pre-tax) for the three and six months ended June 30, 2011, respectively, compared to $0.8 million (pre-tax) and $1.9 million (pre-tax) for the corresponding periods in 2010.

Debt Instruments — The Company has elected the fair value option for certain corporate debt as permitted by FASB ASC Topic 825 Financial Instruments (“Topic 825”). The Company elected the fair value option for its 10 year and 30 year senior debt instruments as their market values are the most readily available. The fair value option was elected with respect to the senior debt as changes in value were expected to generally offset changes in the value of credit default swap contracts that were also accounted for at fair value. The 6.000% Senior Notes and the 6.625% Senior Notes bear interest at a rate of 6.000% and 6.625% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2007. In connection with the issuance of these Senior Notes, the Company entered into two interest rate lock agreements which were designated as cash flow hedges. The fair value of the cash flow hedges was settled for $9.0 million and is amortized into interest expense over the terms of the senior debt that was issued. As of June 30, 2011, the unamortized balance in the other comprehensive income related to these prior cash flow hedges was approximately $6.1 million (pre-tax).

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

Reclassifications — Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s consolidated financial statement presentation.

NOTE 3.    NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”). ASU 2011-04 amended FASB ASC Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance in U.S. GAAP and International Financial Reporting Standards (IFRS). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in Topic 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 provides guidance on the presentation of non owner changes in stockholders’ equity. The amendments in ASU No. 2011-05 require that the non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity. ASU No. 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of ASU No. 2011-05 on its consolidated financial statements.

NOTE 4.    INVESTMENTS

Fair Values and Gross Unrealized Gains and Losses on Investments — The cost or amortized cost, estimated fair value and gross unrealized gains and losses on investments as of June 30, 2011 and December 31, 2010 are shown in the tables below:

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
		(Dollars in thousands)
As of June 30, 2011
Fixed income securities:
Municipal bonds	$225,521	$1,393	$(6,766)	$220,148
Foreign governments	110,803	736	(1)	111,538
Corporate bonds	1,218,079	7,016	(9,909)	1,215,186
FDIC corporate bonds	182,228	789	(428)	182,589
U.S. governments and agencies	284,550	1,204	(2,231)	283,523
Mortgage-backed securities	331,682	3,094	(1,613)	333,163
Asset-backed securities	191,540	741	(157)	192,124

Total fixed income securities	2,544,403	14,973	(21,105)	2,538,271
Equity securities:
Common stocks	32,099	372	(8,932)	23,539
Preferred stocks	56,538	18,606	(628)	74,516

Total equity securities	88,637	18,978	(9,560)	98,055
Short-term investments	6,820	1	(8)	6,813

Total investments	$2,639,860	$33,952	$(30,673)	$2,643,139

	Cost or Amortized Cost	Gross Unrealized		Fair Value
		Gains	(Losses)
	(Dollars in thousands)
As of December 31, 2010
Fixed income securities:
Municipal bonds	$232,108	$668	$(12,665)	$220,111
Foreign governments	151,393	946	—	152,339
Corporate bonds	1,241,265	8,278	(17,726)	1,231,817
FDIC corporate bonds	180,698	703	(631)	180,770
U.S. governments and agencies	326,082	1,955	(4,914)	323,123
Mortgage-backed securities	326,832	462	(5,120)	322,174
Asset-backed securities	221,016	567	(711)	220,872

Total fixed income securities	2,679,394	13,579	(41,767)	2,651,206
Equity securities:
Common stocks	34,773	294	(4,403)	30,664
Preferred stocks	105,410	16,766	(1,755)	120,421

Total equity securities	140,183	17,060	(6,158)	151,085
Short-term investments	17,886	3	(22)	17,867

Total investments	$2,837,463	$30,642	$(47,947)	$2,820,158

As of June 30, 2011 and December 31, 2010, the total fair value of the mortgage-backed securities portfolio was $333.2 million and $322.2 million, with $325.7 million and $314.9 million invested in residential mortgage-backed securities and $7.5 million and $7.3 million invested in commercial mortgage-backed securities, respectively. There were $0.3 million of other-than-temporary impairments on debt securities during the three and six months ended June 30, 2011. There were no other-than-temporary impairments on debt securities during the three and six months ended June 30, 2010.

Aging of Unrealized Losses — The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$78,899	$(1,359)	$62,939	$(5,407)	$141,838	$(6,766)
Foreign governments	2,446	(1)	—	—	2,446	(1)
Corporate bonds	449,136	(9,908)	796	(1)	449,932	(9,909)
FDIC corporate bonds	10,172	(428)	—	—	10,172	(428)
U.S. governments and agencies	124,111	(2,231)	—	—	124,111	(2,231)
Mortgage-backed securities	94,386	(710)	280	(903)	94,666	(1,613)
Asset-backed securities	28,723	(157)	—	—	28,723	(157)

Total fixed income securities	787,873	(14,794)	64,015	(6,311)	851,888	(21,105)
Equity securities:
Common stocks	1,166	(4)	20,835	(8,928)	22,001	(8,932)
Preferred stocks	—	—	14,372	(628)	14,372	(628)

Total equity securities	1,166	(4)	35,207	(9,556)	36,373	(9,560)
Short-term investments	6,789	(8)	—	—	6,789	(8)

Total	$795,828	$(14,806)	$99,222	$(15,867)	$895,050	$(30,673)

	Less than 12 months		12 months or more		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
U.S. governments and agencies	186,635	(4,914)	—	—	186,635	(4,914)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

As of June 30, 2011, the Company’s investment portfolio included 337 securities in an unrealized loss position compared to 629 securities as of December 31, 2010. At June 30, 2011, the Company had gross unrealized losses of $30.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $895.1 million. Improvement in unrealized losses of fixed income securities from December 31, 2010 to June 30, 2011 was due to the decline in the yields across the yield curve and the improvement in the valuation of the municipal bonds. Gross unrealized losses in the equity security portfolio were $3.4 million higher at June 30, 2011 compared with December 31, 2010 due to the deterioration of the common stock market valuation partially offset by the improvement of the preferred stock market valuation. As of June 30, 2011, there were certain equity securities in the Company’s investment portfolio in an unrealized loss position for twelve months or more which were below cost by approximately $9.0 million. However, these equity securities did not meet the Company’s impairment criteria outlined below. At June 30, 2011 and December 31, 2010, the total preferred stock portfolio had a fair value of $74.5 million and $120.4 million, with $29.4 million and $37.0 million invested in public utility companies and $45.1 million and $83.4 million invested in the financial services sector, respectively.

Evaluating Investments for Other-than-Temporary-Impairment

The Company reviews all of its fixed income and equity security investments on a periodic basis for impairment. The Company specifically assesses all investments with declines in fair value and, in general, monitors all security investments as to ongoing risk.

The Company reviews on a quarterly basis, or as needed in the event of specific credit events, unrealized losses on all investments with declines in fair value. These investments are then tracked to establish whether they meet the Company’s established other than temporary impairment criteria. Under the Company’s policy, a decline in fair value greater than 15% below cost for six or more consecutive months or a decline in fair value greater than 10% below cost for twelve or more consecutive months requires impairment of an investment security unless significant mitigating factors exist and such factors are documented and approved by management. This process involves monitoring market events and other items that could impact issuers. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary.

Relevant facts and circumstances considered include, but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six or twelve months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether it is more likely than not the Company will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

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

Other-than-temporary Impairment — During the three and six months ended June 30, 2010, the Company did not record other-than-temporary impairment losses in net realized investment gains (losses) in the consolidated statements of operations. The other-than-temporary losses included in realized gains (losses) for the three and six months ended June 30, 2011 are as follows:

Three and Six Months Ended June 30, 2011
(Dollars in thousands)
Total other-than-temporary impairment losses on debt securities which the Company does not intend to sell or it is more-likely-than-not that it will not be required to sell	$275
Less: portion of OTTI losses recognized in AOCI (before taxes)	—

Net impairment losses recognized in net (loss) income for securities that the Company does not intend to sell or it is more likely-than-not that it will not be required to sell	275
OTTI losses recognized in net (loss) income for debt securities that the Company intends to sell or more-likely-than-not will be required to sell before recovery	—
Impairment losses related to equity securities	—

Net impairment losses recognized in statement of operations	$275

Activity related to the credit component recognized in net realized investment gains on debt securities held by the Company for which a portion of other-than-temporary impairment was recognized in AOCI for the six months ended June 30, 2011 and June 30, 2010, respectively, is as follows:

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2011 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	June 30, 2011 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$(1,717)	$—	$—
Corporate Bonds	142	—	—	142

Total OTTI credit losses recognized for debt securities	$1,859	$(1,717)	$—	$142

	Cumulative Other-Than-Temporary Impairment Credit Losses Recognized in Net Realized Investment Gains for Debt Securities
	January 1, 2010 Cumulative OTTI credit losses recognized for securities still held	Reductions due to sales of credit impaired securities	Adjustments to book value of credit impaired securities due to changes in cash flows	June 30, 2010 Cumulative OTTI credit losses recognized for securities still held
	(Dollars in thousands)
OTTI credit losses recognized for debt securities
Municipal Bonds	$1,717	$—	$—	$1,717
Corporate Bonds	789	(188)	—	601

Total OTTI credit losses recognized for debt securities	$2,506	$(188)	$—	$2,318

Scheduled Maturities — The following table sets forth the amortized cost and fair value of fixed income securities by contractual maturity at June 30, 2011:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$415,636	417,205
Due after one year through five years	1,007,973	1,011,533
Due after five years through ten years	571,908	564,231
Due after ten years	217,204	212,139
Mortgage-backed securities	331,682	333,163

Total fixed income securities	$2,544,403	2,538,271

Actual maturities may differ from those scheduled as a result of calls or prepayments by the issuers prior to maturity.

Net Investment Income — Net investment income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$16,204	$20,068	$32,274	$43,687
Equity securities	1,533	2,768	3,228	5,869
Short-term investments, cash and cash equivalents and other	(21)	1,766	(218)	2,583

Investment income before expenses	17,716	24,602	35,284	52,139
Investment expenses	(879)	(741)	(1,725)	(1,590)

Net investment income	$16,837	$23,861	$33,559	$50,549

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities:
Gross gains	$2,574	$3,146	$2,673	$9,041
Gross losses	(1,790)	(3,706)	(1,805)	(5,188)

Net gains (losses)	784	(560)	868	3,853
Equity securities:
Gross gains	97	281	345	3,773
Gross losses	(227)	—	(619)	(148)

Net (losses) gains	(130)	281	(274)	3,625
Short-term investments:
Gross gains	7	676	7	352
Gross losses	(467)	—	(488)	—

Net (losses) gains	(460)	676	(481)	352

Net realized investment gains before income taxes	194	397	113	7,830
Income tax expense	—	139	—	2,740

Total net realized investment gains after income taxes	$194	$258	$113	$5,090

Net realized investment gains for the second quarter and first half of 2011 resulted primarily from the sales of municipal, government and corporate bonds. Net realized investment gains for the first half of 2010 resulted primarily from sales of municipal bonds and preferred equity securities.

Other Items — At June 30, 2011, fixed income securities and short-term investments with an aggregate fair value of $13.2 million were on deposit with regulatory authorities as required by law.

NOTE 5.    INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

Investments in the Company’s unconsolidated subsidiaries include both equity investees and other unconsolidated subsidiaries. The carrying values of the Company’s investments in unconsolidated subsidiaries consisted of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011	Ownership Percentage	December 31, 2010	Ownership Percentage
	(Dollars in thousands)
CMG MI	106,037	50.0%	106,470	50.0%
Other*	13,816	various	14,570	various

Total	$119,853		$121,040

*	Other represents principally various limited partnership investments.

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

Equity in earnings (losses) from unconsolidated subsidiaries is shown for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	Ownership Percentage	2010	Ownership Percentage	2011	Ownership Percentage	2010	Ownership Percentage
	(Dollars in thousands)						(Dollars in thousands)
CMG MI	$(1,343)	50.0%	$(3,856)	50.0%	$(2,795)	50.0%	$(8,145)	50.0%
Other	(90)	various	(61)	various	63	various	(182)	various

Total	$(1,433)		$(3,917)		$(2,732)		$(8,327)

Due to the impairment of its FGIC investment in the first quarter of 2008 and the sale of FGIC during the third quarter of 2010, the Company did not recognize any equity in earnings (losses) from FGIC in 2010 or 2011.

CMG MI’s condensed balance sheets as of June 30, 2011 and December 31, 2010, and condensed statements of operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and investments, at fair value	$375,924	$383,399
Deferred policy acquisition costs	12,308	12,029
Other assets	19,470	26,767

Total assets	$407,702	$422,195

Liabilities:
Reserve for losses and loss adjustment expenses	$171,600	$184,343
Unearned premiums	11,023	12,998
Debt	10,000	10,000
Other liabilities	9,713	8,622

Total liabilities	202,336	215,963
Shareholders’ equity	205,366	206,232

Total liabilities and shareholders’ equity	$407,702	$422,195

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Condensed Statements of Operations	(Dollars in thousands)		(Dollars in thousands)
Gross revenues	$25,376	$26,568	$51,054	$53,526
Total expenses	30,642	39,930	61,893	80,584

Loss before income taxes	(5,266)	(13,362)	(10,839)	(27,058)
Income tax benefit	(2,579)	(5,650)	(5,248)	(10,769)

Net loss	(2,687)	(7,712)	(5,591)	(16,289)

PMI’s ownership interest in common equity	50.0%	50.0%	50.0%	50.0%

Total equity in losses from CMG MI	$(1,343)	$(3,856)	$(2,795)	$(8,145)

NOTE 6.    DEFERRED POLICY ACQUISITION COSTS

The following table summarizes deferred policy acquisition cost activity as of and for the periods set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning balance	$48,115	$42,642	$46,372	$41,289
Policy acquisition costs incurred and deferred	5,909	6,040	11,808	11,269
Amortization of deferred policy acquisition costs	(4,467)	(4,163)	(8,623)	(8,039)

Balance at June 30,	$49,557	$44,519	$49,557	$44,519

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

	2011	2010
	(Dollars in thousands)
Balance at January 1,	$2,869,765	$3,178,359
Less: reinsurance recoverables	(459,671)	(703,550)

Net balance at January 1,	2,410,094	2,474,809
Losses and LAE incurred, principally with respect to defaults occurring in:
Current year	371,079	490,168
Prior years (1)	311,217	170,041

Total incurred	682,296	660,209
Losses and LAE payments, principally with respect to defaults occurring in:
Current year	(1,225)	(2,251)
Prior years	(487,077)	(714,628)

Total payments	(488,302)	(716,879)

Foreign currency translation effects	(1,267)	(5,409)

Net ending balance at June 30,	2,602,821	2,412,730
Reinsurance recoverables	391,974	613,646

Balance at June 30,	$2,994,795	$3,026,376

(1)

The $311.2 million net increase in prior years’ reserves in the first half of 2011 was driven primarily by increases in the Company’s U.S. Mortgage Insurance Operations’ reserves. The increase in the Company’s U.S. Mortgage Insurance Operations’ reserves was due to decreases in expected future claim denials (net of reinstatements), re-estimations of ultimate claim rates from those established at the original notices of defaults, updated through the periods presented, increasing the IBNR reserves and re-estimations of ultimate claim sizes from those established at the original notices of defaults, updated through the periods presented. The decreases in expected future claim denials (net of reinstatements) was due to a significant increase in the frequency with which servicers have produced documents for previously denied claims compared to prior periods and the frequency previously estimated when the Company established its loss reserves. The increases in claim rates were due to fewer than expected loan modifications. The increase to the IBNR reserve was related to changes in estimates of future reinstatements of claim denials. The increases in claim sizes were due to a higher proportion of pending delinquencies with lower average loan balances curing and the decreases in expected future claim denials.

The $170.0 million net increase in prior years’ reserves in the first half of 2010 was driven primarily by increases in claim rates and claim sizes in the Company’s U.S. Mortgage Insurance Operations’ primary portfolio, as well as an increase in claim rates in the pool portfolio. In the first half of 2010, the increase in the prior years’ reserves related to the pool portfolio was due to increases in claim rates partially offset by decreases in pool claim sizes and restructurings related to negotiated early discounted claim payments for modified pool contracts completed in the first quarter of 2010. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

The decrease in total consolidated loss reserves at June 30, 2011 compared to June 30, 2010 was primarily due to decreases in the reserve balances for U.S. Mortgage Insurance Operations primarily due to payments of claims on the Company’s primary and pool insurance portfolios combined with fewer new notices of default. Upon receipt of notices of default, future claim payments are estimated relating to those loans in default and a reserve is recorded. Generally, it takes approximately 12 to 36 months from the receipt of a notice of default to result in a primary claim payment. Accordingly, almost all losses paid relate to notices of default received in prior years.

NOTE 8.    FAIR VALUE DISCLOSURES

The following tables present the difference between fair values as of June 30, 2011 and December 31, 2010 and the aggregate contractual principal amounts of the long-term debt for which the fair value option has been elected. Fluctuations in credit spreads and market yields drive changes in fair values of the long-term debt. Had the Company not adopted the fair value option, the Company’s diluted loss per share for the three and six months ended June 30, 2011 would have been $1.30 per share and $2.22 per share, respectively, compared to $0.83 per share and $1.62 per share as reported in the 2011.

	Fair Value (including accrued interest) as of June 30, 2011	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$149,845	$254,375	$104,530
6.625% Senior Notes	$80,057	$152,898	$72,841

	Fair Value (including accrued interest) as of December 31, 2010	Principal amount and accrued interest	Difference
	(Dollars in thousands)
Long-term debt
6.000% Senior Notes	$215,158	$254,375	$39,217
6.625% Senior Notes	$112,023	$152,898	$40,875

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

When determining the fair value of its debt, the Company has considered the guidance in Topic 820 related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.

Assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Company has elected the fair value option, are summarized below:

	June 30, 2011			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$220,148	$—	$220,148
Foreign governments	—	111,538	—	111,538
Corporate bonds	—	1,215,186	—	1,215,186
FDIC corporate bonds	—	182,589	—	182,589
U.S. governments and agencies	—	283,523	—	283,523
Mortgage-backed securities	—	331,138	2,025	333,163
Asset-backed securities	—	192,124	—	192,124

Total fixed income securities	—	2,536,246	2,025	2,538,271
Equity securities:
Common stocks	23,395	—	144	23,539
Preferred stocks	—	74,516	—	74,516

Total equity securities	23,395	74,516	144	98,055
Short-term investments	24	6,789	—	6,813
Cash and cash equivalents	259,302	—	—	259,302

Total assets	$282,721	$2,617,551	$2,169	$2,902,441

Liabilities
6.000% Senior Notes	$—	$149,845	$—	$149,845
6.625% Senior Notes	—	80,057	—	80,057

Total liabilities	$—	$229,902	$—	$229,902

	December 31, 2010			Assets/Liabilities at Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Fixed income securities:
Municipal bonds	$—	$220,111	$—	$220,111
Foreign governments	—	152,339	—	152,339
Corporate bonds	—	1,231,817	—	1,231,817
FDIC corporate bonds	—	180,770	—	180,770
U.S. governments and agencies	—	323,123	—	323,123
Mortgage-backed securities	—	320,192	1,982	322,174
Asset-backed securities	—	220,872	—	220,872

Total fixed income securities	—	2,649,224	1,982	2,651,206
Equity securities:
Common stocks	30,192	—	472	30,664
Preferred stocks	—	116,734	3,687	120,421

Total equity securities	30,192	116,734	4,159	151,085
Short-term investments	462	17,405	—	17,867
Cash and cash equivalents	267,705	—	—	267,705

Total assets	$298,359	$2,783,363	$6,141	$3,087,863

Liabilities
Credit default swaps	$—	$—	$5,366	$5,366
6.000% Senior Notes	—	215,158	—	215,158
6.625% Senior Notes	—	112,023	—	112,023

Total liabilities	$—	$327,181	$5,366	$332,547

PMI Europe terminated its remaining credit default swap (“CDS”) contracts in the second quarter of 2011. These contracts contained collateral support provisions which, in certain circumstances required PMI Europe to post collateral for the benefit of the counterparty. As of June 30, 2011, the Company had posted collateral of $5.0 million in respect of these terminated transactions, which amount was returned to the Company in July 2011 under the terms of the termination agreements.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010.

	Total Fair Value Measurements
	Six Months Ended June 30, 2011
	(Dollars in thousands)
Level 3 Instruments Only	Fixed Income Securities	Equity Securities	Credit Default Swaps (Liabilities)
Balance, January 1, 2011	1,982	4,159	(5,366)
Total gains or (losses)
Included in earnings (1)	—	40	1,614
Included in other comprehensive income (2)	43	—	(283)
Settlements (3)	—	—	4,035
Transfers out of Level 3 (4)	—	(4,055)	—

Balance, June 30, 2011	$2,025	$144	$—

	Six Months Ended June 30, 2010
	(Dollars in thousands)
Balance, January 1, 2010	3,148	3,970	(17,331)
Total gains or (losses)
Included in earnings (1)	—	(61)	2,180
Included in other comprehensive income (2)	(1,087)	—	2,404
Settlements (3)	—	—	(325)
Purchases (5)	—	250	—

Balance, June 30, 2010	$2,061	$4,159	$(13,072)

(1)	The gain on equity securities of $40 thousand for the six months ended June 30, 2011 and the loss on equity securities of $61 thousand for the six months ended June 30, 2010 are included in net investment income in the Company’s consolidated statement of operations. The gains on credit default swaps of $1.6 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively, are included in other income in the Company’s consolidated statement of operations.
(2)	The gain on fixed income securities of $43 thousand for the six months ended June 30, 2011 is included in other comprehensive income. The loss on fixed income securities of $1.1 million for the six months ended June 30, 2010 is a result of the adjustment of certain corporate bonds to fair value and is included in other comprehensive income. The loss on credit default swaps of $0.3 million for the six months ended June 30, 2011 and the gain on credit default swaps of $2.4 million for the six months ended June 30, 2010 are a result of the translation from the Euro to the U.S. dollar and are included in other comprehensive income.
(3)	The settlements of $4.0 million for the six months ended June 30, 2011 represent cash paid on credit default swaps. The settlements on credit default swaps of $0.3 million for the six months ended June 30, 2010 represent cash received on credit default swaps.
(4)	The equity securities transferred out of Level 3 of $4.1 million for the six months ended June 30, 2011 represent a transfer of common and preferred stock securities to Level 1 in accordance with the fair value hierarchy described above, as the securities began to be traded in active markets in the second quarter of 2011 following an initial public offering of the investee’s securities. The transferred equity securities were valued at the beginning of the reporting period in accordance with the Company’s policy and Topic 820.
(5)	The purchases of equity securities of $0.3 million for the six months ended June 30, 2010 represent purchases of equity securities classified in the Level 3 fair value hierarchy.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

Income Taxes — As of June 30, 2011, no tax issues from the most recently closed or current IRS audit would, in the opinion of management, give rise to a material assessment or have a material effect on the consolidated financial condition, results of operations or cash flows of the Company.

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

Funding Obligations — As of June 30, 2011, the Company had committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

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

MIC, in its capacity as an alleged shareholder of MERSCORP, is a defendant in two putative class actions in the U.S. District Court for the Eastern District of Michigan in which plaintiffs assert various claims based on their contention that foreclosure actions undertaken in the name of Mortgage Electronic Registration Systems, Inc. (“MERS”) were invalid. PMI denies the allegations and will vigorously defend the actions.

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

Other Contingencies — MIC’s principal regulator is the Arizona Department of Insurance (the “Department”). The Company has advised the Department of MIC’s second quarter results and its non-compliance with the required minimum policyholders’ position. In the near future, the Company expects to further discuss with the Department MIC’s financial condition and the capital initiatives it is pursuing. To date, the Department has neither limited MIC’s ability to transact new insurance business nor provided us with a timetable of required action by MIC. If the Department were to determine that MIC’s financial condition warranted regulatory action, it could, among other actions, issue an administrative order requiring MIC to suspend writing new business in all states. In the event MIC either does not obtain significant capital or capital relief or does not demonstrate to the Department significant progress in connection therewith, the Company believes it is likely that the Department will require MIC to cease writing new business. Arizona law provides for the mandatory suspension of an insurer’s license if the insurer’s statutory capital declines below $1.5 million.

The Department also has the authority, if it were to make a finding that MIC was in a “hazardous financial condition,” to issue a corrective order and place MIC under “supervision.” Under supervision, MIC would likely be prohibited from writing new business and from engaging in transactions (including disposing of assets) out of the ordinary course of business unless it has the prior approval of the Director of the Department or the Director’s designated supervisor. The Department at any time could initiate state court receivership proceedings for the rehabilitation or liquidation of MIC. In a court-ordered receivership, the Director would be appointed receiver of MIC and would have full and exclusive power of management and control of MIC. The Company cannot predict if, or under what circumstances or timing, the Department will take any of the above steps.

The indenture governing an aggregate of $685 million in principal amount of the Company’s outstanding debt securities provides that it will be an event of default with respect to those debt securities if, among other things, a court were to enter an order appointing a custodian, receiver, liquidator or similar official of MIC or a substantial part of its property and such order were to continue unstayed and in effect for a period of 60 consecutive days, or if MIC were to consent to such an appointment. Accordingly, although an order by the Department requiring MIC to cease writing new business would not itself constitute an event of default, if the Department were to seek and obtain a court order appointing a receiver of MIC, and such order were to remain in effect unstayed for 60 consecutive days, an event of default would occur with respect to these debt securities. In addition, it is possible that other actions that the Department might take or to which MIC might consent involving the appointment of other officials with authority over MIC or its assets would also constitute such an event of default. If such an event of default were to occur, these debt securities would become immediately due and payable. The Company does not have access to sufficient funds or other sources of liquidity sufficient to enable it to repay such debt securities if they were to become due and payable.

NOTE 10.    RESTRICTED INVESTMENTS, CASH AND CASH EQUIVALENTS

Effective June 2008, PMI Guaranty, FGIC and Assured Guaranty Re Ltd (“AG Re”) executed an agreement pursuant to which all of the direct FGIC business reinsured by PMI Guaranty was recaptured by FGIC and ceded by FGIC to AG Re. Pursuant to the Agreement, with respect to two of the exposures ceded to AG Re, PMI Guaranty agreed to reimburse AG Re for any losses it pays, subject to an aggregate limit of $22.9 million. PMI Guaranty secured its obligation by depositing $22.9 million into a trust account for the benefit of AG Re and, to the extent AG Re’s obligations are less than $22.9 million, the remaining funds will be returned to the Company. As of June 30, 2011, $20.5 million remains on deposit in the trust account and is included in cash and cash equivalents with a corresponding liability in losses and LAE reserves in the Company’s U.S. Mortgage Insurance Operations segment.

In the second quarter of 2011, PMI Europe executed agreements to terminate all CDS and reinsurance transactions that contained collateral support provisions. As of June 30, 2011, PMI Europe had posted collateral of $5.0 million on CDS transactions accounted for as derivatives and $9.1 million related to insurance and certain U.S. sub-prime related reinsurance transactions. The collateral of $14.1 million is included in investments and cash and cash equivalents in the Company’s International Operations segment as of June 30, 2011.

NOTE 11.    COMPREHENSIVE LOSS

The following table shows the components of comprehensive loss for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net loss	$(134,766)	$(150,560)	$(261,590)	$(307,547)
Unrealized gains (losses) on investments
Total change in unrealized gains (losses) arising during the period, net of tax expense	33,145	14,767	24,382	28,613
Less: realized investment gains (losses), net of tax expense	654	(181)	594	4,861

Change in unrealized gains arising during the period, net of tax (benefit) expense of $(899), $5,270, $(426) and $7,844, respectively	32,491	14,948	23,788	23,752
Accretion of cash flow hedges, net of tax expense of $0, $54, $0 and $107, respectively	153	100	306	199
Change in unrealized gains (losses) on foreign currency translation, net of tax expense of $0, $3,958, $0 and $7,485, respectively	3,798	(7,512)	10,933	(10,079)

Other comprehensive income	36,442	7,536	35,027	13,872

Comprehensive loss	$(98,324)	$(143,024)	$(226,563)	$(293,675)

The change in unrealized gains in the second quarter and first half of 2011 was primarily due to the fall in yields across the yield curve and the improvement in the market values of the municipal bonds. The change in unrealized gains/losses in the second quarter and first half of 2010 was primarily due to improved valuation of the municipal, government and corporate bond portfolios partially offset by deterioration in the valuation of the preferred and common stock securities. The improvement in foreign currency translation adjustment in the second quarter and first half of 2011 was primarily due to the strengthening of the Euro and Canadian dollar relative to the U.S. dollar. Conversely, the deterioration in foreign currency translation adjustment in the second quarter and first half of 2010 was driven by the weakening of the Euro relative to the U.S. dollar, offset in part by the strengthening of the Canadian dollar relative to the U.S. dollar.

The following table shows the accumulated balances for each component of AOCI net of tax for the six months ended June 30, 2011 and 2010:

	Unrealized gains (losses) on investments	Defined benefit plans	Accretion of cash flow hedges	Foreign currency translation gains	Total
	(Dollars in thousands)
Balance, December 31, 2009	28,444	(8,557)	(4,554)	50,075	65,408
Current period change	23,752	—	199	(10,079)	13,872

Balance, June 30, 2010	$52,196	$(8,557)	$(4,355)	$39,996	$79,280

Balance, December 31, 2010	(28,852)	(11,668)	(4,103)	51,109	6,486
Current period change	23,788	—	306	10,933	35,027

Balance, June 30, 2011	$(5,064)	$(11,668)	$(3,797)	$62,042	$41,513

NOTE 12.    BENEFIT PLANS

The following table provides the components of net periodic benefit cost for the pension and other post-retirement benefit plans for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Pension benefits
Service cost	$1,473	$1,485	$2,708	$2,985
Interest cost	1,138	1,141	2,157	2,295
Expected return on plan assets	(863)	(894)	(1,684)	(1,798)
Amortization of prior service cost	(288)	(293)	(551)	(588)
Recognized net actuarial loss	546	336	875	676

Net periodic benefit cost	$2,006	$1,775	$3,505	$3,570

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Other post-retirement benefits
Service cost	$150	$107	$272	$214
Interest cost	277	261	518	522
Amortization of prior service cost	(190)	(155)	(385)	(309)
Recognized net actuarial loss	225	117	357	233

Net periodic post-retirement benefit cost	$462	$330	$762	$660

The Company contributed $6.0 million and $6.2 million to the Retirement Plan in 2011 and 2010, respectively. The Company generally makes contributions that are sufficient to fully fund its actuarially determined costs.

NOTE 13.    INCOME TAXES

The components of the deferred income tax assets and liabilities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Deferred tax assets:
AMT and other credits	$195,277	$194,974
Discount on loss reserves	35,901	34,342
Unearned premium reserves	4,480	4,090
Abnormal capital loss	245,511	245,511
Pension costs and deferred compensation	20,562	21,766
Net operating losses	418,276	244,269
Basis difference in foreign subsidiaries	37,741	28,272
Other assets	9,960	18,880

Total deferred tax assets	967,708	792,104

Deferred tax liabilities:
Deferred policy acquisition costs	17,345	16,230
Unrealized net gains on investments	9,628	9,952
Convertible debt discount	32,940	34,072
Unrealized net gains on debt	77,760	35,113
Software development costs	875	2,638
Equity in earnings from unconsolidated subsidiaries	20,115	21,094
Gain on sale of discontinued operations	72,299	—
Other liabilities	3,028	2,819

Total deferred tax liabilities	233,990	121,918

Net deferred tax asset	733,718	670,186
Valuation allowance	(688,914)	(527,287)

Net deferred tax asset	$44,804	$142,899

The Company evaluates the need for a valuation allowance quarterly taking into consideration all available evidence, both positive and negative, including future sources of income, tax planning strategies, future contractual cash flows and reversing temporary differences. The Company previously realized benefits from the use of tax and loss bonds which, when redeemed, resulted in taxable income that offset the Company’s operating losses. The Company redeemed its remaining tax and loss bonds in the first quarter of 2010 and there were no remaining benefits that the Company could consider when it evaluated its deferred tax valuation allowance. As of June 30, 2011, the tax valuation allowance was $688.9 million against a $733.7 million net deferred tax asset. (See Note 2, Summary of Significant Accounting Policies, for further discussion.)

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

As discussed in Note 17, Discontinued Operations, the total cash proceeds from the contingent note which MIC received in connection with the sale of PMI Australia (the “QBE Note”) of approximately $208 million are due to TPG on September 30, 2011. As this gain is deferred for income tax reporting purposes, a deferred tax liability of $72.3 million was established that represents a significant portion of the $81.0 million tax expense reflected in discontinued operations. The remaining tax expense in discontinued operations is related to the $25.0 million profit-sharing arrangement tied to the performance of the PMI Australia insurance portfolio.

In accordance with Topic 740, the Company has recorded a contingent liability of $4.0 million and $2.3 million as of June 30, 2011 and December 31, 2010, respectively, which, if recognized, would affect the Company’s future effective tax rate. When incurred, the Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. The Company accrued net interest and penalties of $0.8 million in the first half of 2011. As of June 30, 2011, there were no additional positions for which management believes it is reasonably possible that the total amounts of tax contingencies will significantly increase or decrease within 12 months of the reporting date.

The Company remains subject to examination in the following major tax jurisdictions:

Jurisdiction	Years Affected
United States	From 2007 to present
California	From 2006 to present
Ireland	From 2007 to present
Canada	From 2007 to present

In 2007, the IRS closed its audit for taxable years 2001 through 2003 and the statute of limitations lapsed for 2006 in 2010. The Company is currently under an IRS audit for the 2008 tax year and a Canadian Revenue Agency audit for the 2007 and 2008 tax years.

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

The Company has domestic net operating loss carryforwards of approximately $1.1 billion that will expire in 2030, if not utilized. The Company has foreign net operating loss carryforwards of approximately $67.9 million primarily related to the PMI Europe and Canada operations that will expire in 2012-2027.

The Company has tax credit carryforwards of approximately $195.3 million, primarily related to the payment of alternative minimum tax of $106.3 million, foreign taxes of $61.1 million, and general business credits of $27.9 million. The alternative minimum tax credits do not expire and the foreign tax credits will expire if not utilized by 2018.

NOTE 14.    REINSURANCE

The following table shows the effects of reinsurance on premiums written, premiums earned and losses and LAE of the Company’s operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Premiums written
Direct, net of refunds	$149,405	$173,576	$301,293	$359,057
Assumed	2	4	4	8
Ceded	(24,623)	(31,859)	(51,539)	(65,803)

Net premiums written	$124,784	$141,721	$249,758	$293,262

Premiums earned
Direct, net of refunds	$150,376	$179,142	$297,765	$366,358
Assumed	64	292	45	245
Ceded	(24,837)	(32,352)	(51,901)	(66,491)

Net premiums earned	$125,603	$147,082	$245,909	$300,112

Losses and loss adjustment expenses
Direct	$474,052	$364,129	$751,299	$732,762
Assumed	156	107	197	117
Ceded	(33,022)	(46,316)	(69,200)	(72,670)

Net losses and LAE	$441,186	$317,920	$682,296	$660,209

The majority of the Company’s existing reinsurance contracts are captive reinsurance agreements in the U.S. Mortgage Insurance Operations. Under captive reinsurance agreements, a portion of the risk insured by PMI is reinsured with the mortgage originator or investor through a reinsurer that is affiliated with the mortgage originator or investor. Ceded premiums for U.S. captive reinsurance accounted for 100.0% of total ceded premiums written in the first six months of 2011 and 2010. The Company recorded $392.0 million in reinsurance recoverables primarily from captive arrangements related to PMI’s gross loss reserves as of June 30, 2011, compared to $459.7 million as of December 31, 2010. These amounts have been reduced by a valuation allowance on reinsurance recoverables of $62.1 million and $75.1 million, to the extent applicable, if they are in excess of captive trust account balances as of June 30, 2011 and December 31, 2010, respectively. The decrease in reinsurance recoverables from year end 2010 is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. As of June 30, 2011 and December 31, 2010, the total assets in captive trust accounts, including those for which a valuation allowance was established as the recoverables exceed trust account balances, held for the benefit of PMI totaled approximately $634.7 million and $724.3 million, before quarterly net settlements, respectively.

NOTE 15.    DEBT AND REVOLVING CREDIT FACILITY

	June 30, 2011			December 31, 2010
	Principal Amount	Fair Value	Carrying Value	Carrying Value
	(Dollars in thousands)
6.000% Senior Notes, due September 15, 2016 (1)	$250,000	$149,845	$149,845	$215,158
6.625% Senior Notes, due September 15, 2036 (1)	150,000	80,057	80,057	112,023
Revolving Credit Facility, due October 24, 2011	49,750	49,750	49,750	49,750
8.309% Junior Subordinated Debentures, due February 1, 2027	51,593	18,831	51,593	51,593
4.50% Convertible Notes due April 15, 2020	285,000	146,275	190,883	187,634

Total debt	$786,343	$444,758	$522,128	$616,158

(1)	The fair value and carrying value of the Company’s 6.000% Senior Notes and 6.625% Senior Notes include accrued interest.

The Company amended its revolving credit facility (the “credit facility” or “facility”) effective May 29, 2009 following the satisfaction of certain conditions precedent agreed upon between the Company and the lenders under the facility on May 8, 2009. In connection with the Amended Agreement, MIC and The PMI Group entered into a Note Purchase Agreement pursuant to which The PMI Group purchased the QBE Note from MIC. Upon the completion of the sale of the QBE Note to The PMI Group from MIC, The PMI Group granted a security interest in the QBE Note in favor of the Administrative Agent, for the benefit of the lenders under the Amended Agreement.

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

The Company received proceeds of $278.9 million after the deduction of offering expenses of $6.1 million upon issuance of the 4.50% Convertible Notes due 2020. As the Convertible Notes are debt with a conversion option, the Company bifurcated the net proceeds between the liability and equity components. A fair value was calculated for the debt component and the equity component is recorded net of that value. At June 30, 2011, the following summarizes the liability and equity components of the Convertible Notes:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)	(Dollars in thousands)
Liability components:
4.50% Convertible Notes due 2020	$285,000	$285,000
Convertible Notes discount	(101,478)	(101,478)
Convertible Notes amortized discount	7,362	4,112

Convertible Notes, net of discount	$190,884	187,634

Equity components:
Additional Paid in Capital:
Embedded conversion option	$101,478	101,478
Less: Embedded conversion option tax effect	(35,517)	(35,517)
Less: Issuance Costs	(3,121)	(3,121)

	$62,840	$62,840

The Company has allocated the Convertible Notes offering costs to liability and equity components in proportion to the allocation of proceeds and accounted for them as debt issuance costs and equity issuance costs, respectively. At June 30, 2011, remaining unamortized debt issuance costs included in other assets were $5.4 million and are being amortized to interest expense over the term of the Convertible Notes. At June 30, 2011 the remaining amortization period for the unamortized Convertible Notes discount and debt issuance costs was 8.8 years.

The components of interest expense resulting from the Convertible Notes for the three and six months ended June 30, 2011 are as follows:

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(Dollars in thousands)	(Dollars in thousands)
Contractual coupon interest	$3,206	$6,412
Amortization of Convertible Notes debt discount	1,659	3,250
Amortization of debt issuance costs	153	306

Interest expense on Convertible Notes	$5,018	$9,968

For the period ended June 30, 2011, the amortization of the Convertible Notes debt discount and debt issuance costs are based on an effective interest rate of 10.3%.

Holders may convert their Convertible Notes prior to January 15, 2020, only in specified circumstances, and holders may convert their Notes at any time thereafter until the second business day preceding maturity. The Convertible Notes will be convertible at an initial conversion rate of 127.5307 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $7.84 per share. Upon conversion, the Company may deliver cash, shares of common stock or a combination thereof, at its option. The Convertible Notes’ If-Converted value did not exceed the principal amount of $285 million at June 30, 2011.

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

The following tables present segment income or loss and balance sheets as of and for the periods indicated:

	Three Months Ended June 30, 2011
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$125,516	$87	$—	$125,603
Net investment income	15,995	727	115	16,837
Equity in losses from unconsolidated subsidiaries	(1,343)	—	(90)	(1,433)
Net realized investment gains (losses)	1,051	(856)	(1)	194
Change in fair value of certain debt instruments	—	—	75,625	75,625
Other income (losses)	1,782	827	(1)	2,608

Total revenues	143,001	785	75,648	219,434

Losses and expenses
Losses and loss adjustment expenses	429,635	11,551	—	441,186
Amortization of deferred policy acquisition costs	4,467	—	—	4,467
Other underwriting and operating expenses	23,785	1,018	1,036	25,839
Interest expense	3,213	—	10,364	13,577

Total losses and expenses	461,100	12,569	11,400	485,069

(Loss) income from continuing operations before income taxes	(318,099)	(11,784)	64,248	(265,635)
Income tax expense (benefit) from continuing operations	20,272	262	(883)	19,651

(Loss) income from continuing operations	(338,371)	(12,046)	65,131	(285,286)
Gain on sale of discontinued operations, net of taxes of $81,049	—	150,520	—	150,520

Net (loss) income	$(338,371)	$138,474	$65,131	$(134,766)

	Three Months Ended June 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$145,847	$1,235	$—	$147,082
Net investment income	21,330	2,400	131	23,861
Equity in losses from unconsolidated subsidiaries	(3,856)	—	(61)	(3,917)
Net realized investment (losses) gains	(1)	122	276	397
Change in fair value of certain debt instruments	—	—	(47,687)	(47,687)
Other income	2,226	459	—	2,685

Total revenues (expenses)	165,546	4,216	(47,341)	122,421

Losses and expenses
Losses and loss adjustment expenses	318,551	(631)	—	317,920
Amortization of deferred policy acquisition costs	4,163	—	—	4,163
Other underwriting and operating expenses	25,487	1,269	1,276	28,032
Interest expense	2,175	—	10,072	12,247

Total losses and expenses	350,376	638	11,348	362,362

(Loss) income before income taxes	(184,830)	3,578	(58,689)	(239,941)
Income tax benefit	(69,195)	(1,045)	(19,141)	(89,381)

Net (loss) income	$(115,635)	$4,623	$(39,548)	$(150,560)

	Six Months Ended June 30, 2011
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$244,560	$1,349	$—	$245,909
Net investment income	32,055	1,257	247	33,559
Equity in (losses) earnings from unconsolidated subsidiaries	(2,795)	—	63	(2,732)
Net realized investment gains (losses)	977	(863)	(1)	113
Change in fair value of certain debt instruments	—	—	97,281	97,281
Other income (losses)	3,699	1,614	(1)	5,312

Total revenues	278,496	3,357	97,589	379,442

Losses and expenses
Losses and loss adjustment expenses	668,629	13,667	—	682,296
Amortization of deferred policy acquisition costs	8,623	—	—	8,623
Other underwriting and operating expenses	48,817	2,448	2,253	53,518
Interest expense	6,436	—	20,652	27,088

Total losses and expenses	732,505	16,115	22,905	771,525

(Loss) income from continuing operations before income taxes	(454,009)	(12,758)	74,684	(392,083)
Income tax expense (benefit) from continuing operations	20,648	262	(883)	20,027

(Loss) income from continuing operations	(474,657)	(13,020)	75,567	(412,110)
Gain on sale of discontinued operations, net of taxes of $81,049	—	150,520	—	150,520

Net (loss) income	$(474,657)	$137,500	$75,567	$(261,590)

	Six Months Ended June 30, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Revenues
Premiums earned	$297,475	$2,637	$—	$300,112
Net investment income	46,363	3,925	261	50,549
Equity in losses from unconsolidated subsidiaries	(8,145)	—	(182)	(8,327)
Net realized investment gains	7,169	385	276	7,830
Change in fair value of certain debt instruments	—	—	(88,500)	(88,500)
Other income	2,225	2,183	—	4,408

Total revenues (expenses)	345,087	9,130	(88,145)	266,072

Losses and expenses
Losses and loss adjustment expenses	660,088	121	—	660,209
Amortization of deferred policy acquisition costs	8,039	—	—	8,039
Other underwriting and operating expenses	55,577	3,069	3,346	61,992
Interest expense	2,249	—	19,521	21,770

Total losses and expenses	725,953	3,190	22,867	752,010

(Loss) income before income taxes	(380,866)	5,940	(111,012)	(485,938)
Income tax (benefit) expense	(143,448)	1,300	(36,243)	(178,391)

Net (loss) income	$(237,418)	$4,640	$(74,769)	$(307,547)

	June 30, 2011
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,703,008	$126,633	$72,800	$2,902,441
Investments in unconsolidated subsidiaries	106,037	—	13,816	119,853
Reinsurance recoverables	391,974	—	—	391,974
Deferred policy acquisition costs	49,557	—	—	49,557
Property, equipment and software, net of accumulated depreciation and amortization	20,778	—	60,590	81,368
Deferred tax assets	44,804	—	—	44,804
Note receivable	—	—	206,569	206,569
Other assets (liabilities)	242,342	1,485	(25,923)	217,904

Total assets	$3,558,500	$128,118	$327,852	$4,014,470

Liabilities
Reserve for losses and loss adjustment expenses	$2,960,472	$34,323	$—	$2,994,795
Reserve for premium refunds	110,785	—	—	110,785
Unearned premiums	65,464	2,649	—	68,113
Debt	285,000	—	237,128	522,128
Other liabilities	124,158	1,129	2,855	128,142

Total liabilities	3,545,879	38,101	239,983	3,823,963
Shareholders’ equity	12,621	90,017	87,869	190,507

Total liabilities and shareholders’ equity	$3,558,500	$128,118	$327,852	$4,014,470

	December 31, 2010
	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
Assets
Cash and investments, at fair value	$2,830,680	$174,231	$82,952	$3,087,863
Investments in unconsolidated subsidiaries	106,470	—	14,570	121,040
Reinsurance recoverables	459,671	—	—	459,671
Deferred policy acquisition costs	46,372	—	—	46,372
Property, equipment and software, net of accumulated depreciation and amortization	22,769	—	62,417	85,186
Deferred tax assets	61,349	81,550	—	142,899
Other assets	263,019	6,895	6,042	275,956

Total assets	$3,790,330	$262,676	$165,981	$4,218,987

Liabilities
Reserve for losses and loss adjustment expenses	$2,846,580	$23,185	$—	$2,869,765
Reserve for premium refunds	88,696	—	—	88,696
Unearned premiums	60,227	4,071	—	64,298
Debt	285,000	—	331,158	616,158
Other liabilities	154,099	6,920	3,781	164,800

Total liabilities	3,434,602	34,176	334,939	3,803,717
Shareholders’ equity (deficit)	355,728	228,500	(168,958)	415,270

Total liabilities and shareholders’ equity	$3,790,330	$262,676	$165,981	$4,218,987

NOTE 17.    DISCONTINUED OPERATIONS

In connection with the sale of PMI Australia in 2008, MIC received a note (the “QBE Note”) in the principal amount of $186.5 million. The interest bearing note matures on September 30, 2011. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note was subject to potential reduction based upon the performance of PMI Australia’s policies in force at June 30, 2008.

On June 30 2011, QBE waived any right to make deductions to the value of the QBE Note. The removal of the payment contingencies allowed the Company to recognize in the second quarter of 2011 $206.6 million (pre-tax), representing the notional amount of $186.5 million plus accrued interest through June 30, 2011, as gain on sale of discontinued operations for the quarter ended June 30, 2011. The total cash proceeds from the QBE Note of approximately $208 million (pre-tax), representing the notional amount of $186.5 million plus accrued interest through September 30, 2011, are due to TPG on September 30, 2011.

Additionally, QBE made a $25.0 million cash payment to MIC on June 30, 2011 related to a profit sharing arrangement tied to the performance of the PMI Australia insurance portfolio.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Statements we make or incorporate by reference in this and other documents filed with the Securities and Exchange Commission that are not historical facts, that are preceded by, followed by or include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions, or that relate to future plans, events or performance are “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements in this report include discussions of future potential trends relating to state regulatory actions or requirements, losses, claims paid, loss reserves, default inventories, claim rates, rescission and claim denial activity and the challenges thereto, customer response to our financial condition, persistency, premiums, new insurance written, refinance activity, the make-up of our various insurance portfolios, utilization of our deferred tax assets, the impact of market and competitive conditions, unemployment, liquidity, capital requirements and initiatives, captive reinsurance agreements, fair value of debt instruments, the performance of certain securities held in our investment portfolios, and potential litigation. When a forward-looking statement includes an underlying assumption, we caution that, while we believe the assumption to be reasonable and make it in good faith, assumed facts almost always vary from actual results, and the difference between assumed facts and actual results can be material. Where, in any forward-looking statement, we express an expectation or belief as to future results, there can be no assurance that the expectation or belief will result. Our actual results may differ materially from those expressed in our forward-looking statements. These uncertainties and other factors are described in more detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and in Part II, Item 1A. herein. Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Results for the Quarter and Six Months Ended June 30, 2011 and 2010

For the quarter and six months ended June 30, 2011, we recorded consolidated net losses of $134.8 million and $261.6 million, respectively, compared to consolidated net losses of $150.6 million and $307.5 million for the corresponding periods in 2010. Our consolidated net losses in the second quarter and first half of 2011 included a $150.5 million gain on sale of discontinued operations (net of tax) as a result of our recognition of the notional amount of the note issued to us in connection with the sale of our Australian mortgage insurance operations in 2008. Our consolidated net losses in the second quarter and the first half of 2011 also included increases of $75.6 million and $97.3 million to revenues, respectively, as a result of decreases in the fair value of our corporate debt. Our consolidated net losses in the second quarter and the first half of 2010 included decreases of $47.7 million and $88.5 million to revenues, respectively, as a result of increases in the fair value of our debt. Losses from continuing operations (which excluded the gain on sale but included the changes in fair value of certain debt instruments) were $285.3 million and $412.1 million in the second quarter and first half of 2011 compared to $150.6 million and $307.5 million in the second quarter and first half of 2010.

Our results for the quarter and six months ended June 30, 2011 were driven by losses and loss adjustment expenses (“LAE”) in our U.S. Mortgage Insurance Operations and, to a lesser degree, lower premiums earned. Losses and LAE increased from $318.6 million and $660.1 million in the second quarter and first half of 2010 to $429.6 million and $668.6 million in the second quarter and first half of 2011. Premiums earned decreased from $145.8 million in the second quarter of 2010 to $125.5 million in the second quarter of 2011 and from $297.5 million in the first half of 2010 to $244.6 million in the first half of 2011.

Overview of Our Business

We provide residential mortgage insurance that protects mortgage lenders and investors from credit losses in the event of borrower default. We divide our business into the following segments:

•

U.S. Mortgage Insurance Operations. The results of U.S. Mortgage Insurance Operations include PMI Mortgage Insurance Co. (“MIC”) and its affiliated U.S. mortgage insurance and reinsurance companies (collectively, “PMI”), and equity in earnings (losses) from PMI’s joint venture, CMG Mortgage Insurance Company and its affiliated companies (collectively, “CMG MI”). Effective January 1, 2010, we include PMI Mortgage Assurance Co. (“PMAC”) in U.S. Mortgage Insurance Operations. U.S. Mortgage Insurance Operations recorded net losses of $338.4 million and $474.7 million for the quarter and six months ended June 30, 2011, respectively, compared to $115.6 million and $237.4 million for the quarter and six months ended June 30, 2010. U.S. Mortgage Insurance Operations recorded losses before income taxes of $318.1 million and $454.0 million for the quarter and six months ended June 30, 2011, respectively, compared to $184.8 million and $380.9 million for the quarter and six months ended June 30, 2010.

•

International Operations. Our International Operations segment includes the results of our European and Canadian subsidiaries, “PMI Europe” and “PMI Canada,” neither of which is writing new business and the gain on sale of PMI Australia. International Operations generated losses from continuing operations of $12.0 million and $13.0 million for the quarter and six months ended June 30, 2011, respectively, compared to income from continuing operations of $4.6 million for the quarter and six months ended June 30, 2010. Our International Operations segment includes a gain on sale of discontinued operations, net of taxes, of $150.5 million as a result of our recognition of the note issued to us in connection with the sale of our Australian mortgage insurance operations in 2008.

•

Corporate and Other. Our Corporate and Other segment consists of corporate debt and expenses of our holding company, contract underwriting operations (which were discontinued in April 2009), our former investment in FGIC Corporation, and equity in earnings or losses from investments in certain limited partnerships. Our Corporate and Other segment generated net income of $65.1 million and $75.6 million for the quarter and six months ended June 30, 2011, respectively, compared to net losses of $39.5 million and $74.8 million for the quarter and six months ended June 30, 2010.

Conditions and Trends Affecting our Business

Losses in our U.S. Mortgage Insurance Operations in 2011 have increased from prior periods and have significantly exceeded our expectations. Losses in 2011 have been affected by a number of economic factors, including weaker than expected job creation and U.S. home prices. In the second quarter of 2011, losses were driven by loss reserve increases relating to: (1) fewer claim denials (net of reinstatements), as a result of servicers’ more frequent production of loan documents that we requested to process claims, and (2) higher claim rates, as a result of economic factors and lower than expected levels of modifications of loans in PMI’s delinquent loan inventory.

Our U.S. Mortgage Insurance Operations will continue to incur significant losses. The ultimate amount of losses will depend upon many factors, many of which are out of our control. Given the volatility of our results, there can be no assurance that our losses will decline in the second half of 2011. Losses have reduced, and will continue to reduce, PMI’s net assets. As a result:

•

The Arizona Department of Insurance, MIC’s principal insurance regulator, could at any time require MIC to cease writing new business, take steps that would substantially limit our control over MIC’s operations (including placing MIC under supervision or initiating receivership proceedings), and limit MIC’s ability to make payments to our holding company. One or more of these actions, if taken by the Arizona Department, would have a material adverse effect on our financial condition and results of operations. See MIC’s Capital Position and the Arizona Department of Insurance, below.

•

MIC is currently precluded from writing business in six states and we expect that number to significantly increase. MIC’s subsidiary, PMAC, is currently writing new insurance business in those six states. Limitations on PMAC could render it unable to write business in the states in which MIC is precluded from writing business. See State Regulatory Capital Requirements and PMAC, below.

•	Either or both of the GSEs could cease to treat MIC as an eligible mortgage insurer. See GSE Eligibility, below.

•	Our customers could reduce or eliminate their allocations of business to us. See New Insurance Written (NIW), below.

•	Our holding company’s financial condition could be seriously harmed. See Liquidity and Capital Resources -Sources and Uses of Funds, below.

We are exploring capital alternatives that, if successful, could provide capital or capital relief to MIC or capital to other insurance subsidiaries so that they may replace MIC as our primary writer of new insurance. Such alternatives include the restructuring of MIC’s primary insurance portfolio, debt or equity offerings by our insurance subsidiaries or TPG, and reinsurance. We may not be able to consummate any capital raising or capital relief transactions on favorable terms, in a timely manner or at all. See Item 1A. Risk Factors — We must procure substantial capital to preserve our ability to continue to write new business and we may not be able to raise such capital on a timely basis and on favorable terms, or at all.

U.S. Mortgage Insurance Operations. The financial performance of our U.S. Mortgage Insurance Operations segment is affected by a number of factors, including:

•

MIC’s Capital Position and the Arizona Department of Insurance (the “Department”). As a result of continued losses, at June 30, 2011, we estimate that: (1) MIC’s statutory capital (which is the sum of MIC’s policyholders’ surplus and contingency reserves) was $257.8 million, which was $320.3 million below the minimum set by Arizona law; and (2) its risk-to-capital ratio was 58.1 to 1, above the regulatory maximum 25 to 1 set by various other states. Without significant additional capital or capital relief, MIC’s:

•	statutory capital will continue to decline,

•	risk-to-capital ratio will continue to increase, and

•	policyholders’ surplus could become negative, and such event could occur as early as the second half of 2011.

Arizona law provides for the mandatory suspension of an insurer’s license if the insurer’s policyholders’ surplus declines below $1.5 million. In the event MIC either does not obtain significant capital or capital relief or does not demonstrate to the Department significant progress in connection therewith, we believe it is likely that the Department will require MIC to cease writing new business and, in addition, could place MIC under supervision or initiate receivership proceedings, as described below.

We have advised the Department of MIC’s second quarter results and its non-compliance with its minimum policyholders’ position. In the near future, we expect to further discuss with the Department MIC’s financial condition and the capital initiatives we are pursuing. To date, the Department has neither limited MIC’s ability to transact new business nor provided us with a timetable of required action by MIC. If the Department were to determine that MIC’s financial condition warranted regulatory action, it could, among other actions, issue an administrative corrective order requiring MIC to suspend writing new business in all states. There can be no assurance that the Department will not require MIC to cease writing new business.

The Department also has the authority, if it were to make a finding that MIC was in a “hazardous financial condition,” to issue a corrective order and place MIC under “supervision.” Under supervision, MIC would likely be prohibited from writing new business and from engaging in transactions (including disposing of assets) out of the ordinary course of business unless it has the prior approval of the Director of the Department or the Director’s designated supervisor. Further, the Department at any time could initiate state court receivership proceedings for the rehabilitation or liquidation of MIC. In a court-ordered receivership, the Director would be appointed receiver of MIC and would have full and exclusive power of management and control of MIC. We cannot predict if, or under what circumstances or timing, the Department will take any of the above steps. One or more of these actions, if taken by the Arizona Department, would have a material adverse effect on our financial condition and results of operations. See Item 1A. Risk Factors — Our primary mortgage insurance subsidiary, MIC, no longer complies with minimum regulatory capital requirements. MIC could be required to cease writing new business, placed under regulatory supervision or ordered to enter into receivership.

In early 2011, the Department initiated a financial exam and actuarial analysis of MIC for the years 2008 — 2010. That examination is ongoing.

•

State Regulatory Capital Requirements and PMAC. In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In two of those states, mortgage insurers are required to cease writing new business immediately if and so long as they fail to meet capital requirements. In the remaining fourteen states (including Arizona), regulators exercise discretion as to whether the mortgage insurer may continue writing new business. MIC is currently precluded from writing new business in six states and is operating under regulatory waivers or discretion in ten states. Four of MIC’s waivers expire on December 31, 2011 or earlier. Each of the waivers issued to MIC may be withdrawn at any time by the applicable insurance department. In light of our results for the second quarter of 2011, we expect that the number of states in which MIC is precluded from writing new business will significantly increase. It is not clear what actions, if any, the insurance regulators in states that do not have capital adequacy requirements may take as a result of MIC failing to meet capital adequacy requirements established by one or more states.

In the third quarter, we began writing new mortgage insurance through PMAC, a subsidiary of MIC, in six states in which MIC either did not obtain, or exceeded the terms of, a waiver or other regulatory forbearance. Fannie Mae and Freddie Mac (collectively, the “GSEs”) approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. The GSEs’ approvals of PMAC expire on December 31, 2011. While we have requested extensions, there can be no assurance that the GSEs will grant them or that the GSEs will not revoke the PMAC approvals prior to December 31, 2011. We expect that the number of states in which we will seek to utilize PMAC for new business will significantly increase.

The GSEs’ approvals of PMAC are subject to restrictions. Fannie Mae’s approval is conditioned upon the requirements that: (1) the Department shall not have required MIC to cease transacting new business; and (2) PMAC’s direct written premiums for a calendar quarter not exceed 20% of the combined direct written premiums of MIC and PMAC for such calendar quarter, unless Fannie Mae provides prior written consent, which it shall not unreasonably withhold. If the Department requires MIC to cease transacting new business, under Fannie Mae’s approval, PMAC would no longer be an eligible mortgage insurer. If we are unable to satisfy any of the other GSE eligibility requirements for PMAC, if the GSEs do not extend PMAC’s approvals, or if the GSEs revoke PMAC’s approvals, we would be unable to offer mortgage insurance through PMAC. If this were to occur, we would not be able to offer mortgage insurance through our combined insurance subsidiaries in all fifty states. We have asked the GSEs to remove or amend these restrictions. There can be no assurance, however, that the restrictions will be removed or changed by either or both GSEs. Our inability to write new mortgage insurance in one or more states could significantly harm our customer relationships, revenues and results of operations. See Item 1A. Risk Factors—MIC is currently unable to write business in six states and we expect this number to significantly increase. Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful.

•

GSE Eligibility. In 2008, in order to maintain its eligibility with the GSEs, MIC was required to submit remediation plans to each of the GSEs. To date, each of the GSEs continues to treat MIC as an eligible mortgage insurer. On May 25, 2011, we received a request from Freddie Mac to update MIC’s 2008 remediation plan. Among other things, Freddie Mac requested information regarding MIC’s performance under the 2008 plan, capital enhancement initiatives, and financial projections. Freddie Mac also requested that MIC provide it with significant additional actuarial information under a variety of scenarios. On July 1, 2011, we responded to Freddie Mac’s request to update MIC’s remediation plan and are currently in discussions with Freddie Mac regarding the timing of providing it with the requested actuarial information. There can be no assurance that either or both of the GSEs will continue to be satisfied with MIC’s performance under its remediation plans or that MIC will continue to be treated by the GSEs as an eligible mortgage insurer. If MIC becomes ineligible to insure loans purchased by one or both of the GSEs, our consolidated financial condition and results of operations would be significantly harmed. See Item 1A. Risk Factors — MIC’s inability to maintain its status with the GSEs as an eligible provider of mortgage guaranty insurance would significantly harm our financial condition and results of operations.

•

Losses and LAE. PMI’s losses and LAE includes net changes to loss reserves and expenses related to default, loss mitigation and claim processing in the applicable period. Losses and LAE in a particular period reflects reserves with respect to new delinquencies received in the period and additional reserve amounts from any re-

estimate of loss reserves associated with PMI’s existing delinquent loan inventory. Of PMI’s $429.6 million and $668.6 million losses and LAE in the second quarter and first half of 2011, respectively, approximately $187.0 million and $364.4 million were due to reserves on new (but, compared to the second quarter and first half of 2010, fewer) delinquencies, respectively. The remaining $242.6 million of losses and LAE in the second quarter of 2011 were primarily caused by increases in our reserve estimates on previously reported defaults. These reserve estimate changes were driven by a significant decrease in expected future claim denials (net of reinstatements) and actual reinstatements of past claim denials in the second quarter, and, to a lesser extent, from re-estimations of claim rates and claim sizes on PMI’s reserves established at year-end 2010. For a discussion of our re-estimation of claim rates, see Claim Rates, below. We decreased our expected future claim denials in the second quarter as a result of a significant increase in the frequency in 2011 with which servicers have produced documents for previously denied claims compared to prior periods and the frequency previously estimated when we established our loss reserves. See Claim Denials, below.

The process of estimating loss reserves is inherently uncertain and requires the forecast of complex factors, including future claim rates, future loan modification, rescission and claim denial activity, and macroeconomic conditions. The losses and LAE PMI incurs in a period are subject to change in later periods as we review the estimations made in the prior period and determine that adjustments to our assumptions are appropriate. Changes in our estimates significantly negatively impacted our losses in the first and second quarters of 2011. PMI’s losses and LAE will be further negatively affected if notices of default, claim rates and/or claim sizes develop unfavorably compared to our current estimates. Further worsening, or lack of improvement, in job creation, unemployment rates and home prices could continue to significantly impact our reserve estimates and, therefore, PMI’s losses and LAE. For additional discussion of our loss reserving process, see Critical Accounting Estimates – Reserves for Losses and LAE.

•

Claim Rates. A significant assumption within our loss reserving process is our estimate of the percentage of loans in PMI’s delinquent loan inventory that will result in a paid claim. Delinquent loans that do not result in a claim payment by PMI “cure.” Delinquent loans may cure as a result of, among other things, the borrower bringing the loan current, selling the home, or refinancing or modifying the loan, or PMI’s rescission of coverage with respect to the delinquent loan. In 2010, we increased PMI’s claim rates primarily due to high levels of unemployment and declining home prices, diminished refinancing opportunities, and the protracted implementation of modification programs such as the U.S. Treasury Home Affordable Modification Program (“HAMP”). Contrary to our expectations that economic conditions would improve and cures would increase, continued weakness in the economy and real estate markets and low (or declining) levels of cures have caused us in 2011 to further increase claim rates associated with previously received delinquencies. Any future claim rate increases will negatively affect our results of operations and financial condition. See Critical Accounting Estimates – Reserves for Losses and LAE.

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

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Risk-in-force subject to forbearance reported in the quarter	$143.0	$135.0	$148.1	$114.8	$177.7	$513.4	$656.1	$646.0	$198.7

As a result of a decreasing population of HAMP eligible borrowers, the amount of new risk-in-force entering forbearance plans is generally declining. As of June 30, 2011, approximately $2.7 billion of our risk-in-force was in a forbearance plan. Because a significant number of loans subject to forbearance plans are in trial modification periods, we believe that they are an indicator of risk-in-force that could ultimately cure as a result of retention workouts. Consequently, a portion of the loans subject to forbearance plans in a quarter may be re-characterized in a later period as risk related to a retention workout.

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

	Q2 2011	Q1 2011	2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	2010
	(Dollars in thousands)
Retention workouts	$294,752	$257,626	$552,378	$345,048	$462,727	$542,405	$543,035	$1,893,215
Liquidation workouts	$108,970	$121,336	$230,306	$124,551	$140,115	$162,164	$149,542	$576,372

Note:	Year-end aggregate numbers may not total due to rounding.

Risk-in-force subject to retention workouts is generally declining as a result of a decline in our delinquent loan inventory, the aging HAMP eligible inventory, and servicers having refined their HAMP modification programs to require verification of income and other qualifying information during the initial stage of the modification process. Liquidation workouts of our delinquent risk, primarily pre-foreclosure sales, are declining primarily as a result of the continued weak housing market driven by elevated property inventories, continued property depreciation in certain geographic locations and less consumer demand.

•

Defaults. As set out below in Segment Results — U.S. Mortgage Insurance Operations — Defaults, PMI’s primary and pool default inventories decreased in the second quarter of 2011. The decrease in PMI’s primary default inventory was due to lower levels of new notices of default, delinquency cures and primary claims paid. The decrease in PMI’s modified pool default inventory was primarily due to claims paid. We believe that new delinquencies from our 2005 through 2008 primary book years have peaked. Factors affecting the size of PMI’s default inventories in the second quarter of 2011 include:

Declining Home Prices and High Unemployment — Elevated levels of unemployment and home price depreciation negatively affect PMI’s default inventories and default rates.

Aging — A significant portion of loans in our delinquent loan inventory are those on which the borrowers are twelve or more payments in default. Historically, our claim rates have been higher as loans remain in our delinquency inventory and progress into later stages of the foreclosure and claim process. This trend has negatively impacted PMI’s loss reserves and will continue if the resolution of these pending delinquencies requires more time or is less favorable than we expect.

Claims Paid — The number of primary claims paid (including claim denials) was 6,320 in the second quarter of 2011 compared to 8,284 in the second quarter of 2010. The decrease in the number of primary claims paid in the second quarter of 2011 compared to the second quarter of 2010 was driven by increases in the length of time required for claims processing and review and increases in the length of time to complete foreclosure proceedings in certain states. Claims processing and review periods lengthened due to, among other factors, delays in servicers’ abilities to produce documents and perfect claims. We expect claims paid to increase in the second half of 2011 (both in number and aggregate dollar amounts) and continue to contribute to the reduction in the number of loans in PMI’s default inventory.

Credit and Portfolio Characteristics and Geographic Factors — We have experienced higher than expected levels of delinquent mortgages with respect to certain types of loans and risk characteristics. See Segment Results — U.S. Mortgage Insurance Operations — Credit and portfolio characteristics. Declining home prices and weak economic conditions, particularly in California, Florida, Illinois, New Jersey and Georgia, have negatively affected the development of PMI’s portfolio. See Segment

Results—U.S. Mortgage Insurance Operations — Insurance and risk-in-force. For certain geographic areas (principally metropolitan statistical areas (MSAs)) that are designated as distressed, PMI caps the maximum insured loan-to-value ratio and/or prescribes additional limiting criteria and underwriting guidelines. PMI assesses MSAs on a regular basis.

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

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Delinquent risk-in-force rescinded per quarter	$65.5	$77.3	$93.2	$85.3	$78.7	$109.2	$123.6	$148.4	$170.3

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Non-delinquent risk-in-force rescinded per quarter	$—	$0.6	$2.4	$0.8	$0.3	$1.3	$4.8	$9.5	$66.3

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

	Primary and Pool* (by book year**)
	2005 and Prior	2006	2007	2008	2009	Total
	(Dollars in millions)
Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$212.1	$360.1	$923.2	$121.8	$1.8	$1,619.0

Rescinded Risk Disputed and Subsequently
Re-Affirmed by PMI	$28.3	$53.7	$152.3	$22.2	$0.1	$256.6
Rescinded Risk Disputed and Currently
Pending Investigation	1.8	22.4	61.8	7.3	0.1	93.4

Total Rescinded Risk Disputed (Net of Reinstatements)	$30.1	$76.1	$214.1	$29.5	$0.2	$350.0

Non-Delinquent Risk:
Rescinded Risk (Net of Reinstatements)	$58.5	$67.3	$359.4	$6.3	$0.5	$492.0

Rescinded Risk Disputed and Subsequently Re-Affirmed by PMI	$4.2	$7.7	$11.8	$1.1	$—	$24.8
Rescinded Risk Disputed and Currently Pending Investigation	0.1	7.7	34.5	0.1	—	42.4

Total Rescinded Risk Disputed (Net of Reinstatements)	$4.3	$15.4	$46.3	$1.2	$—	$67.2

*	Data excludes rescissions of modified pool risk subject to restructurings completed in 2009 and 2010.
**	There were no rescissions for the 2010 book year as of June 30, 2011.

Because insureds’ general challenges to PMI’s rescission rights do not identify specific rescinded loans, the total population of rescinded loans that may be subject to general challenges is uncertain. Accordingly, we are unable to quantify the aggregate risk amount of rescinded loans that may be subject to general challenges. As we have received general challenges from several larger customers, the aggregate risk relating to general challenges would be material if we are unable to satisfactorily resolve such challenges. Moreover, because our or other mortgage insurers’ contractual rescission rights have been subject to few judicial decisions, it is unclear whether a court or arbitrator would adopt the same interpretation of our contractual rescission rights as we do. Accordingly, there is a risk that we will not be successful in defending our contractual bases of rescission against challenges. If this were to happen, we would likely be required to reinstate coverage on the disputed, rescinded loans, pay claims (including accrued interest) on those rescinded loans that were delinquent and pay additional contractual or extra-contractual damages, if any, awarded by the court or arbiter, which would negatively impact our financial condition and results of operations. See Item 1A. Risk Factors — Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans.

•

Claim Denials. In some cases, our servicing customers do not produce documents necessary to perfect claims. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). PMI’s mortgage insurance policies require servicers to mitigate loss by adhering to customary servicing standards relating to the servicing of delinquent loans. PMI’s published Customary Servicing Standards Guide (the “Guide”) sets out customary delinquent loan servicing procedures, including default reporting, early delinquency intervention, and the pursuit of retention and liquidation workouts. The Guide is based on PMI’s mortgage insurance policies and industry standards, including the GSEs’ and Treasury’s servicing guidelines. A servicer-related claim denial may occur, for example, when a servicer fails to contact or makes insufficient contacts (as measured against customary standards) with a delinquent borrower to determine whether a loan modification or other workout options are feasible prior to foreclosure. If our servicing customers ultimately produce documents we had previously requested or sufficiently demonstrate that they have satisfied their loss mitigation obligations, PMI will reverse the claim denial and review the file for potential claim payment.

We consider our estimates of future claim denials and reversals of claim denials in establishing our loss reserves. In 2010, we increased our assumptions of future claim denials, which reduced our loss reserve estimates. See Critical Accounting Estimates — Reserves for Losses and LAE. If future claim denials are lower, or if reversals of denials are higher, than expected when loss reserves are established, we would be required to increase our loss reserves. In the second quarter of 2011, the frequency with which servicers have produced documents for previously denied claims significantly increased compared to prior periods and the frequency previously estimated when we established loss reserves. As a result, in the second quarter of 2011, we significantly decreased our estimate of future claim denials net of expected reversals, which increased our loss reserve estimates. There can be no assurance that we will not significantly adjust our claim denial assumptions again in the future. See Item 1A. Risk Factors — Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels. The table below shows the risk-in-force of claim denials (including primary and pool) in each of the quarters presented:

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions)
Claims denials per quarter — delinquent risk-in-force	$153.3	$192.8	$179.0	$123.5	$108.7	$149.2	$93.4	$80.1	$184.8

•	New Insurance Written (NIW). The table below shows PMI’s primary NIW in each of the quarters presented:

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
	(Dollars in millions )
Primary new insurance written	$1,426	$1,471	$2,214	$2,004	$1,567	$964	$969	$1,176	$2,001

Lower than expected residential mortgage originations and the high demand for mortgage insurance from the Federal Housing Administration (“FHA”) are negatively impacting PMI’s NIW. The size of the U.S. mortgage origination market is influenced by many economic factors, including employment trends, interest rates, home prices and access to credit markets. We believe that the size of the U.S. residential mortgage origination market in 2011 will be smaller than in 2010. Within the total mortgage origination market, the distribution between purchase money and refinance originations also affects PMI’s new insurance writings. Historically, there has been greater demand for private mortgage insurance in connection with purchase loan originations than there has been with refinance transactions. In the first half of 2011, the purchase loan share of the origination market was significantly lower than expected, which negatively impacted PMI’s NIW in the quarter.

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

As a result of PMI’s weakened financial condition and lack of compliance with state minimum capital requirements, PMI’s customers could immediately reduce or eliminate their allocations of business to PMI. In addition, some customers may choose not to purchase mortgage insurance from us in any state unless we offer mortgage insurance through our combined companies in all fifty states. Losses of business could significantly negatively impact our results of operations and financial condition. See Item 1A. Risk Factors — Customers may reduce or eliminate their allocation of new business to PMI, which would negatively impact our revenues and results of operations.

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

The Dodd-Frank Act will require mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. On March 30, 2011, federal regulators released a proposed rule that details the regulatory definition of a qualified residential mortgage, including a requirement that such mortgages include a cash down-payment equal to at least the sum of (i) the closing costs payable by the borrower, (ii) 20% of the lesser of the applicable property’s estimated market value and its purchase price, and (iii) the difference, if a positive amount, between the applicable property’s purchase price and its estimated market value. Regulators are seeking public comment and data regarding the credit risk mitigation effects of private mortgage insurance and an alternative definition that would include a down-payment of 10% (as opposed to 20%) of the lesser of the applicable property’s estimated market value and its purchase price and take into account private mortgage insurance for higher loan-to-value (“LTV”) ratio maximum requirements. The proposed rule exempts the GSEs from the risk retention requirement as long as they remain in conservatorship. We submitted comments to the proposed rule on August 1, 2011. See Item 1A. Risk Factors — Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and PMI.

•

Captives. As of June 30, 2011, 38.8% of PMI’s primary risk-in-force was subject to excess of loss (“XOL”) captive reinsurance agreements. In 2009, we placed those agreements into run-off and we no longer cede premiums on new business written to such captives. PMI continues, however, to cede premiums to the captives with respect to risk-in-force written prior to run-off. Captive cessions, therefore, will decrease over time as the number of loans in PMI’s portfolio subject to captives decreases. As of June 30, 2011, PMI ceded approximately $392.0 million of loss reserves primarily to captive reinsurers compared to $459.7 million as of December 31, 2010. We record these ceded loss reserves as reinsurance recoverables. The decrease in reinsurance recoverables is due primarily to receipt of cash from captive trust accounts related to the captives’ share of claims paid. Reinsurance recoverables do not exceed assets in captive trust accounts which, as of June 30, 2011, totaled approximately $634.7 million, before quarterly net settlements. Because premium cessions are decreasing and paid claims ceded to captives are increasing, we expect that captive trust account balances will continue to decline through 2011.

International Operations. Factors affecting the financial performance of our International Operations segment include:

•

PMI Europe. PMI Europe is not writing new business. PMI Europe’s risk-in-force was $0.5 billion at June 30, 2011, $0.7 billion at March 31, 2011, and $1.9 billion at June 30, 2010. Reductions in PMI Europe’s risk-in-force were primarily the result of negotiated contract terminations. PMI Europe terminated all of its remaining credit default swap (“CDS”) transactions in the second quarter of 2011. In addition, effective June 30, 2011, PMI Europe commuted all of its U.S. subprime reinsurance risk in exchange for a termination payment, which was incurred and included as loss reserves as of June 30, 2011. PMI Europe had posted collateral of $14.1 million related to its terminated transactions, all of which will be returned to PMI Europe in the third quarter of 2011 pursuant to the related termination agreements. PMI Europe repatriated $43.3 million of capital to MIC in the second quarter of 2011. As a result of the continued significant reductions in PMI Europe’s risk-in-force, we expect, subject to regulatory prior-approval, PMI Europe to repatriate additional capital to MIC in the second half of 2011. There is no assurance that we will obtain the necessary regulatory approval in the amounts proposed by PMI Europe, a lesser amount or any amount at all. Any returns of capital to MIC from PMI Europe enhance MIC’s liquidity but do not change the current calculations of its risk-to-capital ratio and policyholders’ position, as those calculations already include MIC’s ownership of PMI Europe.

•

PMI Canada. We are in the process of closing our operations in Canada. To fully close our operations in Canada, we must remove PMI Canada’s risk-in-force and obtain regulatory approvals. PMI Canada’s risk-in-force was $15.6 million as of June 30, 2011.

•

Gain on Sale of Discontinued Operations. In connection with the sale of PMI Australia, MIC received a note (the “QBE Note”) in the principal amount of $186.5 million. The interest bearing note matures on September 30, 2011. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note was subject to potential reduction based upon the performance of PMI Australia’s policies in force at June 30, 2008. On June 30, 2011, QBE waived any right to make deductions to the value of the QBE Note. The removal of payment contingencies allowed us to recognize $206.6 million (pre-tax), representing the notional amount of $186.5 million plus accrued interest through June 30, 2011, as gain on sale of discontinued operations for the quarter ended June 30, 2011. The gain was reflected net of $81.0 million in taxes. The total cash proceeds from the QBE Note of approximately $208 million are due to TPG on September 30, 2011. Upon receipt of payment of the QBE Note, TPG is required to make a $25 million payment to MIC under the terms of the agreement pursuant to which MIC assigned and transferred the QBE Note to TPG. MIC recognized the $25 million receivable in the second quarter of 2011. Additionally, QBE made a $25.0 million cash payment to MIC on June 30, 2011 related to a profit sharing arrangement tied to the performance of the PMI Australia insurance portfolio. TPG will also use proceeds of the note to repay all outstanding borrowings under its credit facility.

Corporate and Other. Factors affecting the financial performance of our Corporate and Other segment include:

•

Holding Company Liquidity. Our holding company’s principal sources of liquidity include dividends from its insurance subsidiaries, expected payment of the QBE Note discussed above, expected tax receivables and interest payments from PMI, tax refunds and income from its investment portfolio. MIC did not pay dividends to The PMI Group in 2010, and we do not expect that MIC will be able to pay dividends in 2011.

In the second quarter of 2010, MIC issued $285 million of interest-bearing surplus notes to TPG. Tax sharing and expense cost allocation agreements between TPG and MIC significantly reduce TPG’s liquidity requirements. At any time, the Arizona Department of Insurance could require MIC to limit, or cease, making payments to TPG pursuant to the surplus notes and tax sharing and cost allocation agreements with TPG. See Liquidity and Capital

Resources — Sources and Uses of Funds — Tax and Expense Cost Allocation Agreements and — Convertible Senior Notes due 2020 and Item 1A. Risk Factors — Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations. Our holding company’s available funds, consisting of cash and cash equivalents and investments, were $69.7 million at June 30, 2011. Our holding company has $49.8 million in principal amount of debt under its revolving credit facility, with a $50.0 million maximum amount allowed. TPG’s credit facility expires and the outstanding debt must be repaid no later than the earlier of October 24, 2011 or the payment by QBE of amounts owed under the QBE Note. Provided an event of default with respect to our debt securities does not occur, we believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011. See Liquidity and Capital Resources — Sources and Uses of Funds — The PMI Group Liquidity and — Credit Facility.

The indenture governing an aggregate of $685 million in principal amount of TPG’s outstanding debt securities provides that it will be an event of default with respect to those debt securities if, among other things, a court were to enter an order appointing a custodian, receiver, liquidator or similar official of MIC or a substantial part of its property and such order were to continue unstayed and in effect for a period of 60 consecutive days or if MIC were to consent to such an appointment. Accordingly, although an order by the Department requiring MIC to cease writing new business would not itself constitute an event of default, if the Department were to seek and obtain a court order appointing a receiver of MIC, and such order were to remain in effect unstayed for 60 consecutive days, an event of default would occur with respect to these debt securities. In addition, it is possible that other actions that the Department might take or to which MIC might consent involving the appointment of other officials with authority over MIC or its assets would also constitute such an event of default. If such an event of default were to occur, these debt securities would become immediately due and payable. TPG does not have access to sufficient funds or other sources of liquidity sufficient to enable it to repay such debt securities if they were to become due and payable.

•

Fair Value Measurement of Financial Instruments. In the second quarter and first half of 2011, our total revenues included $75.6 million and $97.3 million, respectively, as a result of decreases in the fair value of our debt. The decreases in fair value were due largely to the widening of credit spreads in the first half of 2011. (See Item 1, Note 8. Fair Value Disclosures.)

Additional Conditions and Trends. Factors potentially affecting the financial results of all of our segments include:

•

Deferred Tax Assets. As of June 30, 2011, we had $733.7 million of net deferred tax assets. Our valuation allowance on our deferred tax assets was $688.9 million. We expect to utilize the remaining net deferred tax assets of $44.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In the second quarter, as a result of the removal of payment contingencies related to the QBE note, we utilized $81.0 million of our deferred tax assets through recording a tax expense and establishing a deferred tax liability. We will not be able to realize our deferred tax asset for which we have established a valuation allowance until such time as we return to a period of sustained profitability. However, any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under Internal Revenue Code § 382, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors — We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future and — Our Amended and Restated Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

RESULTS OF OPERATIONS

Consolidated Results

The following table presents our consolidated financial results:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollars in millions, except per share data)			(Dollars in millions, except per share data)
REVENUES:
Premiums earned	$125.6	$147.1	(14.6)%	$245.9	$300.1	(18.1)%
Net investment income	16.8	23.9	(29.7)%	33.6	50.5	(33.5)%
Equity in losses from unconsolidated subsidiaries	(1.4)	(3.9)	(64.1)%	(2.7)	(8.3)	(67.5)%
Net realized investment gains	0.2	0.4	(50.0)%	0.1	7.8	(98.7)%
Change in fair value of certain debt instruments	75.6	(47.7)	—	97.3	(88.5)	—
Other income	2.6	2.6	—	5.2	4.5	15.6%

Total revenues	219.4	122.4	79.2%	379.4	266.1	42.6%

LOSSES AND EXPENSES:
Losses and loss adjustment expenses (LAE)	441.2	317.9	38.8%	682.3	660.2	3.3%
Amortization of deferred policy acquisition costs	4.5	4.2	7.1%	8.6	8.0	7.5%
Other underwriting and operating expenses	25.7	28.0	(8.2)%	53.5	62.0	(13.7)%
Interest expense	13.6	12.2	11.5%	27.1	21.8	24.3%

Total losses and expenses	485.0	362.3	33.9%	771.5	752.0	2.6%

Loss from continuing operations before taxes	(265.6)	(239.9)	(10.7)%	(392.1)	(485.9)	(19.3)%
Income tax expense (benefit) from continuing operations	19.7	(89.3)	(122.1)%	20.0	(178.3)	(111.2)%

Loss from continuing operations	$(285.3)	$(150.6)	89.4%	$(412.1)	$(307.6)	34.0%

Gain on sale of discontinued operations, net of tax	150.5	—	—	150.5	—	—

Net loss	$(134.8)	$(150.6)	(189.5)%	$(261.6)	$(307.6)	(15.0)%

Diluted loss from continuing operations per share	$(1.76)	$(1.11)	58.6%	$(2.55)	$(2.81)	(9.3)%
Diluted gain on sale of discontinued operation per share	0.93	—	—	0.93	—	—

Diluted net loss per share	$(0.83)	$(1.11)	(25.2)%	$(1.62)	$(2.81)	(42.3)%

The decrease in premiums earned in the second quarter of 2011 compared to the second quarter of 2010 was driven by lower policies in force in our U.S. Mortgage Insurance Operations due in part to low levels of NIW. The decrease in premiums earned in the first half of 2011 compared to the first half of 2010 was driven by lower policies in force in our U.S. Mortgage Insurance Operations due in part to low levels of NIW and higher premium refunds resulting from an increase in the premium refund reserve of $22.1 million from year end 2010.

The decreases in net investment income in the second quarter and first half of 2011 compared to the same periods of 2010 were primarily due to lower average pre-tax book yields and lower average investment balances. Our consolidated pre-tax book yield was 2.4% and 2.8% as of June 30, 2011 and 2010, respectively. This decrease in our consolidated pre-tax book yield was primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with shorter average maturity dates and lower average book yields.

Equity in losses from unconsolidated subsidiaries in the second quarters and first halves of 2011 and 2010 were driven by losses from CMG MI. CMG MI’s losses were primarily due to elevated levels of unemployment and the continued weakness of the housing and mortgage markets. Declines in new notices of default drove CMG MI’s reduced losses in the second quarter and first half of 2011 compared to the same periods of 2010.

Net realized investment gains in the second quarter and first half of 2011 resulted primarily from the sales of municipal, government and corporate bonds, partially offset by realized losses on the sale of certain preferred stocks. Net realized investment gains in the second quarter and first half of 2010 were driven primarily by sales of municipal bonds and preferred equity securities.

In the second quarter and first half of 2011, our revenues increased by $75.6 million and $97.3 million, respectively, as a result of decreases in the fair value of our debt. The decreases in fair value were due largely to the widening of credit spreads during the periods. In the second quarter and first half of 2010, our revenues decreased by $47.7 million and $88.5 million, respectively, as a result of increases in the fair value of our debt. The increases in fair value were due largely to the narrowing of credit spreads during the periods.

The increase in other income in the first half of 2011 compared to the first half of 2010 was due primarily to income recognized from our pool restructuring receivable in connection with the restructuring of a significant number of modified pool contracts completed in the second quarter of 2010.

Losses in the periods presented have been affected by a number of economic factors, including weaker than expected job creation and U.S. home prices. For a discussion of other drivers of losses and LAE, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Losses and LAE.

The decreases in other underwriting and operating expenses in the second quarter and first half of 2011 compared to the same periods a year ago were primarily due to the decrease in payroll and related expense for the periods. Interest expense in the periods presented resulted from interest expense on our 4.50% Convertible Senior Notes issued in the second quarter of 2010.

The effective tax rates were (7.4)% and (5.1)% for the second quarter and first half of 2011, respectively, compared to 37.2% and 36.7% for the second quarter and first half of 2010, and the federal statutory rate of 35.0%. The primary driver for the change in effective tax rates was an increase in our deferred tax valuation allowance in the third quarter of 2010. The income tax expense in the second quarter and first half of 2011 was due to an increase in the reserve for uncertain tax positions currently under audit and an increase in our deferred tax valuation allowance.

The gain on sale of discontinued operations, net of tax, for the second quarter and first half of 2011was the result of our recognition of the notional amount of the QBE Note plus accrued interest, net of taxes, through June 30, 2011.

Segment Results

The following table presents consolidated results for each of our segments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$(338.4)	$(115.6)	192.7%	$(474.7)	$(237.4)	100.0%
International Operations	(12.0)	4.6	—	(13.0)	4.6	—
Corporate and Other	65.1	(39.5)	—	75.6	(74.8)	—

Loss from continuing operations*	$(285.3)	$(150.6)	89.4%	$(412.1)	$(307.5)	34.0%

Gain on sale of discontinued operations*	150.5	—	—	150.5	—	—

Net loss*	$(134.8)	$(150.6)	(10.5)%	$(261.6)	$(307.5)	(14.9)%

*	May not total due to rounding.

U.S. Mortgage Insurance Operations

The results of our U.S. Mortgage Insurance Operations include the operating results of PMI. CMG MI is accounted for under the equity method of accounting and its results are recorded as equity in losses from unconsolidated subsidiaries. U.S. Mortgage Insurance Operations’ results are summarized in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Net premiums written	$126.0	$141.4	(10.9)%	$250.1	$292.3	(14.4)%

Premiums earned	$125.5	$145.8	(13.9)%	$244.6	$297.5	(17.8)%
Net investment income	16.0	21.3	(24.9)%	32.1	46.4	(30.8)%
Equity in losses from unconsolidated subsidiaries	(1.3)	(3.9)	(66.7)%	(2.8)	(8.1)	(65.4)%
Net realized investment gains	1.1	—	—	1.0	7.2	(86.1)%
Other income	1.7	2.4	(29.2)%	3.5	2.1	66.7%

Total revenues	143.0	165.6	(13.6)%	278.4	345.1	(19.3)%

Losses and LAE	429.6	318.6	34.8%	668.6	660.1	1.3%
Underwriting and operating expenses	28.3	29.6	(4.4)%	57.5	63.7	(9.7)%
Interest expense	3.2	2.2	45.5%	6.4	2.2	190.9%

Total losses and expenses	461.1	350.4	31.6%	732.5	726.0	0.9%

Loss before income taxes	(318.1)	(184.8)	72.1%	(454.1)	(380.9)	19.2%
Income tax expense (benefit)	20.3	(69.2)	(129.3)%	20.6	(143.5)	(114.4)%

Net loss	$(338.4)	$(115.6)	192.7%	$(474.7)	$(237.4)	100.0%

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

PMI’s premiums earned refers to the amount of net premiums written, net of changes in unearned premiums and the reserve for premium refunds. The components of PMI’s net premiums written and premiums earned are as follows:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in millions)			(Dollars in millions)
Direct premiums written, net of refunds	$150.6	$173.2	(13.0)%	$301.7	$358.1	(15.7)%
Ceded premiums, net of assumed	(24.6)	(31.8)	(22.6)%	(51.6)	(65.8)	(21.6)%

Net premiums written	$126.0	$141.4	(10.9)%	$250.1	$292.3	(14.4)%

Premiums earned	$125.5	$145.8	(13.9)%	$244.6	$297.5	(17.8)%

The decrease in direct premiums written and premiums earned in the second quarter of 2011 compared to the second quarter of 2010 was driven by lower policies in force due in part to low levels of NIW. The decrease in direct premiums written and premiums earned in the first half of 2011 compared to the first half of 2010 was driven by lower policies in force due in part to low levels of NIW and higher premium refunds resulting from a $22.1 million increase in the premium refund reserve from year end 2010. We increased the premium refund reserve primarily as a result of an increase in estimated refunds related to rescissions and claim related payments. The decreases in ceded premiums in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 were primarily due to commutations of certain XOL captive reinsurance agreements in 2010 and 2011 and XOL captives placed into runoff effective January 1, 2009. As of June 30, 2011, 38.8% of PMI’s primary risk-in-force was subject to captive reinsurance agreements compared to 45.8% as of June 30, 2010. See Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Captives.

Net investment income — Net investment income decreased in the second quarter and first half of 2011 primarily due to lower average pre-tax book yields and lower average investment balances. The average pre-tax book yields in the second quarter and first half of 2011 were lower than the same periods of 2010 primarily due to our decision to liquidate certain tax-advantaged municipal bond and preferred stock securities which generally had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields.

Equity in earnings (losses) from unconsolidated subsidiaries — Equity in losses from unconsolidated subsidiaries (CMG MI) was $1.3 million and $2.8 million in the second quarter and first half of 2011, respectively, compared to $3.9 million and $8.1 million in the second quarter and first half of 2010. CMG MI’s losses were primarily due to elevated levels of unemployment and the continued weakness of the housing and mortgage markets. Declines in new notices of default drove CMG MI’s reduced losses in the second quarter and first half of 2011 when compared to the same periods of 2010.

Net realized investment gains (losses) — Net realized investment gains in the second quarter and first half of 2011 resulted primarily from the sales of municipal, government and corporate bonds. Net realized investment gains in the first half of 2010 were driven primarily by sales of municipal bonds and certain preferred stocks.

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

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in millions)			(Dollars in millions)
Losses incurred- primary	$404.8	$296.0	36.8%	$616.2	$554.7	11.1%
Losses incurred- pool	11.9	10.1	17.8%	23.4	80.0	(70.8)%
LAE and other	12.9	12.5	3.2%	29.0	25.4	14.2%

Total losses and LAE incurred	$429.6	$318.6	34.8%	$668.6	$660.1	1.3%

The increases in primary losses incurred in the second quarter and first half of 2011 were driven by additions to loss reserves as a result of re-estimations of reserves established at year end 2010. For a discussion of PMI’s losses and LAE, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Losses and LAE, above. The decrease in pool losses incurred in the first half of 2011 was driven by the operation of contractual stop loss limits and modified pool contract restructurings in 2009 and 2010 which significantly reduced pool risk-in-force. As of June 30, 2011, we ceded $392.0 million in loss reserves primarily to captive reinsurers, which we record as reinsurance recoverables. Reinsurance recoverables do not exceed assets in captive trust accounts. As of June 30, 2011, assets in captive trust accounts held for the benefit of PMI totaled approximately $634.7 million, before quarterly net settlements. See Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Captives.

Claims paid – PMI’s claims paid including LAE is presented below:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
	(Dollars in millions, except claim size)			(Dollars in millions, except claim size)
Total primary claims paid	$250.1	$274.9	(9.0)%	$423.2	$511.3	(17.2)%
Total pool and other	17.6	156.9	(88.8)%	34.2	178.2	(80.8)%
Loss adjustment expenses	14.7	12.5	17.6%	29.6	25.7	15.2%

Total claims paid including LAE	$282.4	$444.3	(36.4)%	$487.0	$715.2	(31.9)%

Number of primary claims paid(1)	6,320	8,284	(23.7)%	12,186	15,176	(19.7)%
Average primary claim size (in thousands)	$40.5	$33.2	22.0%	$35.2	$33.7	4.5%

(1)	Amount includes claims denials.

The decreases in the total and number of primary claims paid in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 were driven by increases in the length of time required for claims processing and review and the length of time to complete foreclosure proceedings in certain states. Claims processing and review periods lengthened due to, among other factors, delays in servicers’ abilities to produce documents and perfect claims.

The calculation of PMI’s average primary claim size includes claim denials, which are counted in the total number of claims paid as zero dollar claim settlements. If we reverse a claim denial and pay the claim in a later period, when we calculate the average primary claim size, we include the dollar amount of the claim payment in the total claims paid but do not add a claim count to the total number of claims paid, as the claim was already counted as a settled claim in a prior reported period. In previous periods, elevated levels of claim denials reduced the average primary claim size. In 2011, while claim denials remain elevated, reversals of claim denials have increased significantly, which caused PMI’s average primary claim size to increase in the second quarter and first half of 2011 when compared to the same periods a year ago.

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

PMI’s primary delinquent roll forward is presented in the tables below.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2011	2010	Change	2011	2010	Change
Number of policies
Beginning delinquent inventory	119,748	147,248	(18.7)%	127,478	150,925	(15.5)%
Plus: New notices	22,796	28,597	(20.3)%	47,550	62,865	(24.4)%
Less: Cures	(19,593)	(28,008)	(30.0)%	(45,133)	(57,573)	(21.6)%
Less: Paids (1)	(6,320)	(8,284)	(23.7)%	(12,186)	(15,176)	(19.7)%
Less: Rescissions	(889)	(1,122)	(20.8)%	(1,967)	(2,610)	(24.6)%

Ending delinquent inventory, June 30	115,742	138,431	(16.4)%	115,742	138,431	(16.4)%

(1)	Claims paid are net of claim reversals and reinstatements.

PMI’s primary default data are presented in the table below.

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Flow channel
Loans in default	95,625	98,408	104,303	107,978	113,438	120,665
Policies in force	521,311	535,026	547,505	562,164	577,040	591,079
Default rate	18.34%	18.39%	19.05%	19.21%	19.66%	20.41%

Structured channel
Loans in default	20,117	21,340	23,175	23,913	24,993	26,583
Policies in force	75,609	78,225	81,649	85,155	89,164	92,809
Default rate	26.61%	27.28%	28.38%	28.08%	28.03%	28.64%

Total primary
Loans in default	115,742	119,748	127,478	131,891	138,431	147,248
Policies in force	596,920	613,251	629,154	647,319	666,204	683,888
Default rate	19.39%	19.53%	20.26%	20.37%	20.78%	21.53%

PMI’s modified pool default data are presented in the table below.

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Modified pool with deductible
Loans in default	3,364	3,572	3,981	4,023	4,186	10,573
Policies in force	30,300	31,406	32,938	34,375	36,974	59,699
Default rate	11.10%	11.37%	12.09%	11.70%	11.32%	17.71%

Modified pool without deductible
Loans in default	6,134	6,416	7,553	7,711	8,974	9,880
Policies in force	33,415	34,209	35,122	36,171	43,694	45,252
Default rate	18.36%	18.76%	21.51%	21.32%	20.54%	21.83%

Total modified pool
Loans in default	9,498	9,988	11,534	11,734	13,160	20,453
Policies in force	63,715	65,615	68,060	70,546	80,668	104,951
Default rate	14.91%	15.22%	16.95%	16.63%	16.31%	19.49%

The changes in PMI’s primary and modified pool default inventories in the second quarter and first half of 2011 are discussed in Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Defaults, above.

Total underwriting and operating expenses — PMI’s total underwriting and operating expenses are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percentage Change	2011	2010	Percentage Change
	(Dollars in millions)			(Dollars in millions)
Amortization of deferred policy acquisition costs	$4.5	$4.2	7.1%	$8.6	$8.0	7.5%
Other underwriting and operating expenses	23.8	25.4	(6.3)%	48.9	55.6	(12.1)%

Total underwriting and operating expenses	$28.3	$29.6	(4.4)%	$57.5	$63.6	(9.6)%

Policy acquisition costs incurred and deferred	$5.9	$6.0	(1.7)%	$11.8	$11.3	4.4%

PMI’s policy acquisition costs are those costs that vary with, and are related to, our acquisition, underwriting and processing of new mortgage insurance policies. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year. Policy acquisition costs incurred and deferred are variable and fluctuate with the volume of new insurance applications processed and NIW. PMI’s deferred policy acquisition cost asset was $49.6 million as of June 30, 2011 compared to $46.4 million as of December 31, 2010 and $44.5 million as of June 30, 2010.

Other underwriting and operating expenses generally consist of costs that are not attributable to the acquisition of new business and are recorded as expenses when incurred. Other underwriting and operating expenses decreased in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 primarily due to the decrease in our payroll and related expense during the periods.

Interest expense — The increases in interest expense in the second quarter and first half of 2011 compared to the same periods of 2010 were due to interest from the $285 million interest-bearing surplus notes issued by MIC to The PMI Group in the second quarter of 2010.

Income taxes — U.S. Mortgage Insurance Operations’ statutory tax rate is 35%. U.S. Mortgage Insurance Operations had an effective tax rate of (6.4)% and (4.5)% in the second quarter and first half of 2011, respectively. The income tax expenses in the second quarter and first half of 2011 were due to an increase in the reserve for uncertain tax positions currently under audit and an increase in the deferred tax valuation allowance. The tax benefits recorded in the second quarter and first half of 2010 in our U.S. Mortgage Insurance Operations segment primarily reflect tax benefits attributable to tax exempt interest and dividends and favorable interim period adjustments, resulting in effective tax rates of 37.4% and 37.7% for the quarter and first six months ended June 30, 2010, respectively. Beginning in the third quarter of 2010, the Company discontinued taking certain income tax benefits from current period losses and will continue to do so until such time management is able to demonstrate sufficient taxable income.

Ratios — PMI’s loss, expense and combined ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
Loss ratio	342.3%	218.4%	123.9 pps	273.4%	221.9%	51.5 pps
Expense ratio	22.4%	21.0%	1.4 pps	23.0%	21.8%	1.2 pps

Combined ratio	364.7%	239.4%	125.3 pps	296.4%	243.7%	52.7 pps

PMI’s loss ratio is the ratio of losses and LAE to premiums earned. The loss ratio increased in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 as a result of higher losses and LAE and a decrease in premiums earned. PMI’s expense ratio is the ratio of total underwriting and operating expenses to net premiums written. The increase in PMI’s expense ratio in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 was primarily due to decreases in net premiums written which were in excess of the reduction in total underwriting and operating expenses.

Insurance and risk-in-force — PMI’s primary insurance in force and primary and pool risk-in-force are shown in the table below.

	As of June 30,		Percentage Change/
	2011	2010	Variance
	(Dollars in millions)
Primary insurance in force	$96,922	$107,571	(9.9)%
Primary risk in force	23,744	26,304	(9.7)%
Pool risk in force*	575	828	(30.6)%
Policy cancellations — primary (year-to-date)	7,685	8,655	(11.2)%
Persistency — primary	83.5%	85.6%	(2.1	) pps

*	Includes modified pool and other pool risk-in-force.

Primary insurance in force and risk-in-force decreased in the first half of 2011 compared to the first half of 2010 as a result of policy terminations exceeding NIW. See Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — New Insurance Written (NIW), above.

Modified pool risk-in-force as of June 30, 2011 was $0.3 billion compared to $0.3 billion as of December 31, 2010 and $0.5 billion as of June 30, 2010. The decrease in modified pool risk-in-force in the first half of 2011 from the first half of 2010 was primarily driven by the operation of contractual stop loss limits. Pool risk-in-force is net of risk for which reserves have been established.

The table below sets forth the percentage of PMI’s primary risk-in-force as of June 30, 2011 and December 31, 2010 in the ten states with the highest risk-in-force as of June 30, 2011 in PMI’s primary portfolio and the reserve for losses and LAE associated with delinquent risk-in-force in those states. The geographic mix of our delinquent loan inventory is one of many factors we consider when estimating loss reserves. As we do not determine loss reserves based on a geographic location, the table below reflects an allocation of loss reserves based on such information. For a discussion of our loss reserve estimation process, see Critical Accounting Estimates — Reserves for Losses and LAE.

	As of June 30, 2011			As of December 31, 2010
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
	(Dollars in thousands)			(Dollars in thousands)
Florida	9.4%	$556,889	18.8%	9.6%	$558,437	19.6%
Texas	8.2%	101,970	3.4%	8.0%	98,945	3.5%
California	7.4%	314,968	10.6%	7.4%	305,147	10.7%
Illinois	5.2%	171,681	5.8%	5.2%	165,352	5.8%
Georgia	4.6%	118,849	4.0%	4.6%	111,082	3.9%
New York	4.1%	117,108	4.0%	4.1%	116,537	4.1%
Ohio	4.0%	71,559	2.4%	4.0%	68,714	2.4%
Pennsylvania	3.5%	58,282	2.0%	3.5%	56,359	2.0%
New Jersey	3.4%	115,345	3.9%	3.3%	106,886	3.8%
Washington	3.3%	83,516	2.9%	3.3%	72,048	2.5%

Total		$1,710,167	57.8%		$1,659,507	58.3%

Credit and portfolio characteristics — In the second quarter and first half of 2011, PMI did not write new insurance on less-than-A quality, Alt-A , Above-97, interest only or payment option ARM loans. NIW consisting of ARMs (mortgage loans with interest rates that may adjust prior to their fifth anniversary) was insignificant in the first quarter of 2011.

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

	As of June 30, 2011			As of December 31, 2010
	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves	Percentage of Primary Risk in Force	Reserve for Losses and LAE	Reserves as a Percentage of Total USMI Reserves
	(Dollars in thousands)			(Dollars in thousands)
Loan Type*:
Less-than-A Quality loans (FICO scores below 620)	6.4%	$278,427	9.4%	6.5%	$281,806	9.9%
Less-than-A Quality loans with FICO scores below 575**	1.7%	82,143	2.8%	1.7%	84,816	3.0%
Alt-A loans	14.7%	876,392	29.6%	15.3%	872,683	30.7%
ARMs (excluding 2/28 Hybrid ARMs)	6.3%	390,662	13.2%	6.7%	388,197	13.6%
2/28 Hybrid ARMs***	1.3%	99,241	3.4%	1.4%	118,181	4.2%
Above-97s (Above 97% LTV’s)	19.0%	683,769	23.1%	19.5%	645,485	22.7%
Interest Only	9.4%	512,725	17.3%	9.8%	494,358	17.4%
Payment Option ARMs	2.3%	176,956	6.0%	2.6%	184,665	6.5%

*	Loan types are not mutually exclusive as certain loans may be included in one or more of the above loan categories. Total reserves for losses and LAE associated with all loan types listed above were $1.9 billion for the periods ended June 30, 2011 and December 31, 2010. Total reserves for losses and LAE for the U.S. Mortgage Insurance Operations’ segment were $3.0 billion and $2.8 billion for the periods ended June 30, 2011 and December 31, 2010, respectively.
**	Less-than-A quality loans with FICO scores below 575 is a subset of PMI’s less-than-A quality loan portfolio.
***	2/28 Hybrid ARMs are loans whose interest rate is fixed for an initial two-year period and floats thereafter.

International Operations

International Operations’ results include continuing operations of PMI Europe and PMI Canada and the gain on sale of PMI Australia:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(USD in millions)			(USD in millions)
PMI Europe	$(12.7)	$4.6	—	$(12.5)	$5.1	—
PMI Canada	0.7	—	—	(0.5)	(0.5)	—

(Loss) income from continuing operations*	(12.0)	4.6	—	(13.0)	4.6	—

Gain on sale of discontinued operations, net of taxes	150.5	—	—	150.5	—	—

Net income*	$138.5	$4.6	—	$137.5	$4.6	—

*	May not total due to rounding.

PMI Europe

The table below sets forth the financial results of PMI Europe:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(USD in millions)			(USD in millions)
Net premiums written	$(1.2)	$0.3	—	$(0.4)	$1.0	(140.0)%

Premiums earned	$—	$1.1	(100.0)%	$1.2	$2.4	(50.0)%
Net gains from credit default swaps	0.8	0.5	60.0%	1.6	2.2	(27.3)%
Net investment income	0.7	2.3	(69.6)%	1.1	3.8	(71.1)%
Net realized (losses) gains	(0.9)	—	—	(0.9)	0.3	—

Total revenues	0.6	3.9	(84.6)%	3.0	8.7	(65.5)%

Losses and LAE	12.1	(0.7)	—	13.1	(0.3)	—
Other underwriting and operating expenses	0.9	1.0	(10.0)%	2.1	2.6	(19.2)%

Total losses and expenses	13.0	0.3	—	15.2	2.3	—

(Loss) income before taxes	(12.4)	3.6	—	(12.2)	6.4	—
Income tax expense (benefit)	0.3	(1.0)	(130.0)%	0.3	1.3	(76.9)%

Net (loss) income	$(12.7)	$4.6	—	$(12.5)	$5.1	—

The average USD/Euro currency exchange rate was 1.4399 and 1.4050 for the second quarter and first half of 2011 compared to 1.2728 and 1.3278 for the corresponding periods in 2010. The changes in the average USD/Euro currency exchange rates from 2010 to 2011 negatively impacted PMI Europe’s financial results by $0.7 million in the first half of 2011.

Premiums written and earned — Net premiums written consist of quarterly and annual premiums due on insurance in force. Net premiums written are negative in the second quarter and first half of 2011 due to commutations that resulted in reversals of premiums written. Net premiums earned decreased in the second quarter and first half of 2011 due to the decision in 2008 to cease writing new business in Europe and policy commutations. As PMI Europe’s insurance in force ages, premiums earned will continue to decline.

Net gains from credit default swaps — As of June 30, 2011, PMI Europe terminated all CDS contracts classified as derivatives, compared to exposure to five transactions as of June 30, 2010. Net gains in the second quarter and first half of 2011 and 2010 from CDS contracts were driven by changes in the fair value of derivative contracts during the periods, resulting from income earned and the reversal of unrealized losses as the contracts aged.

Net investment income — PMI Europe’s net investment income consists primarily of interest income from cash and short-term investments and foreign exchange gains or losses arising from the revaluation of short-term monetary assets. Net investment income in the second quarter and first half of 2011 was lower than the corresponding periods a year ago primarily due to foreign currency remeasurement losses in the second quarter and first half of 2011 compared to foreign currency remeasurement gains in the same periods of 2010. The pre-tax book yields were 2.8% and 2.0% as of June 30, 2011 and 2010, respectively.

Losses and LAE — Losses and LAE in the second quarter and first half of 2011 were primarily driven by termination of risk on the U.S. sub-prime reinsurance portfolio, offset by gain on termination of CDS contracts and foreign exchange remeasurement gains on the CDS portfolio. Losses and LAE in the second quarter and first half of 2010 were primarily driven by reserve decreases related to reinsurance of U.S. subprime exposures.

Underwriting and operating expenses — PMI Europe’s underwriting and operating expenses decreased in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 due to the cessation of new business writings.

Income taxes — The $0.3 million tax expense recorded for PMI Europe in the second quarter of 2011 primarily related to current Italian corporate taxes. A valuation allowance was previously established against deferred tax assets as it is “more likely than not” that such assets would not be utilized. There were no significant changes to the valuation allowance in the periods presented.

Risk-in-force — PMI Europe’s risk-in-force was $0.5 billion as of June 30, 2011 and $0.7 billion as of December 31, 2010.

PMI Canada

PMI Canada had net income of $0.7 million in the second quarter of 2011 compared to an immaterial amount of net income in the second quarter of 2010 primarily as a result of lower losses and LAE on new defaults reported in the second quarter of 2011. PMI Canada’s net losses were $0.5 million in the first half of 2011 and 2010.

Discontinued Operations

We recognized the notional amount of the QBE Note plus accrued interest, net of taxes, through June 30, 2011 as a gain on sale of discontinued operations for the quarter ended June 30, 2011. The gain was reflected net of $81.0 million in taxes. The total cash proceeds from the QBE Note of approximately $208 million are due to TPG on September 30, 2011. Upon receipt of payment of the QBE Note, TPG is required to make a $25 million payment to MIC under the terms of the agreement pursuant to which MIC assigned and transferred the QBE Note to TPG. MIC recognized the $25 million receivable in the second quarter of 2011. Additionally, QBE made a $25 million cash payment to MIC on June 30, 2011 related to a profit sharing arrangement tied to the performance of the PMI Australia insurance portfolio.

Corporate and Other

The results of our Corporate and Other segment include net investment income, interest expense, equity in earnings (losses) from certain limited partnership investments, and corporate overhead of The PMI Group, our holding company. Our Corporate and Other segment results are summarized as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2011	2010		2011	2010
	(Dollars in millions)			(Dollars in millions)
Net investment income	$0.1	$0.1	—	$0.2	$0.3	(33.3)%
Equity in (losses) earnings from unconsolidated subsidiaries	(0.1)	—	—	0.1	(0.2)	(150.0)%
Net realized investment gains	—	0.3	(100.0)%	—	0.3	(100.0)%
Change in fair value of certain debt instruments	75.6	(47.7)	—	97.3	(88.5)	—

Total expenses	75.6	(47.3)	—	97.6	(88.1)	—

Share-based compensation expense	1.0	0.8	25.0%	1.8	1.9	(5.3)%
Other operating expenses	—	0.5	(100.0)%	0.4	1.5	(73.3)%

Total other operating expenses	1.0	1.3	(23.1)%	2.2	3.4	(35.3)%
Interest expense	10.4	10.1	3.0%	20.7	19.5	6.2%

Total expenses	11.4	11.4	—	22.9	22.9	—
Net income (loss) before income taxes	64.2	(58.7)	—	74.7	(111.0)	(167.3)%
Income tax benefit	(0.9)	(19.2)	(95.3)%	(0.9)	(36.2)	(97.5)%

Net income (loss)	$65.1	$(39.5)	—	$75.6	$(74.8)	—

Equity in earnings (losses) from unconsolidated subsidiaries — Equity in earnings (losses) from unconsolidated subsidiaries in the periods presented were driven by limited partnership earnings (losses).

Change in fair value of certain debt instruments — Fluctuations in our credit spreads drove the changes in fair value of our debt. In the second quarter and first half of 2011 our total revenues were increased by $75.6 million and $97.3 million, respectively, as a result of the decreases in the fair value of our debt. These decreases in fair value were due largely to the widening of credit spreads in the periods. In the second quarter and first half of 2010 our total revenues were decreased by $47.7 million and $88.5 million, respectively, as a result of the increases in the fair value of our debt. These increases in fair value were due largely to the narrowing of credit spreads in the periods.

Share-based compensation expense — The increase in share-based compensation expense in the second quarter of 2011 was primarily due to grants with higher fair values in the second quarter of 2011. The decrease in share-based compensation expense in the first half of 2011 was primarily due to the amortization of the stock units and options granted in the first quarter of 2011 which were at a lower fair value than prior years.

Other operating expenses — Other operating expenses decreased in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 primarily due to the decrease in deferred compensation expense.

Interest expense — The increases in interest expense in the periods presented resulted from interest expense on our Convertible Notes issued in the second quarter of 2010.

Income taxes — Our Corporate and Other segment had an effective tax rate of (1.4)% and (1.2)% in the second quarter and first half of 2011 compared to the federal statutory rate of 35.0%. The effective tax rates were driven by the full valuation allowance established on the segment’s deferred tax assets. The $0.9 million tax benefit recorded in the second quarter and first half of 2011 was primarily related to release of liability of certain state income taxes. The tax benefits recorded in the second quarter and first half of 2010 in our Corporate and Other segment primarily reflect tax benefits attributable to state taxes, resulting in effective tax rates of 32.7% and 32.6% for the quarter and first six months ended June 30, 2010, respectively.

Liquidity and Capital Resources

Sources and Uses of Funds

The PMI Group Liquidity — The PMI Group is a holding company and conducts its business operations through various subsidiaries. The PMI Group’s liquidity is primarily dependent upon: (i) The PMI Group’s subsidiaries’ ability to pay dividends to The PMI Group; (ii) financing activities in the capital markets; (iii) maturing or refunded investments and investment income from The PMI Group’s investment portfolio; and (iv) receivables from MIC with respect to tax sharing and expense cost allocation agreements and regularly scheduled interest payments by MIC on the Surplus Notes, described below. The PMI Group’s ability to access dividend and financing sources is limited and depends on, among other things, the financial performance of The PMI Group’s subsidiaries, regulatory restrictions on the ability of The PMI Group’s insurance subsidiaries to pay dividends, The PMI Group’s and its subsidiaries’ ratings by the rating agencies, and restrictions and agreements to which The PMI Group or its subsidiaries are subject that restrict their ability to pay dividends, incur debt or issue equity securities. MIC did not pay dividends to The PMI Group in 2009 or 2010 and we do not expect that MIC will pay dividends in the foreseeable future. We received a $45.7 million federal income tax refund in the first quarter of 2011. Of the $45.7 million, $7.3 million was allocated to The PMI Group and $38.4 million was allocated to the U.S. Mortgage Insurance Operations segment.

The PMI Group’s principal uses of liquidity are the payment of operating costs, principal and interest on its capital instruments, dividends to shareholders, repurchases of its common shares, purchases of investments, and capital investments in and for its subsidiaries. The PMI Group’s available funds, consisting of cash and cash equivalents and investments, were $69.7 million at June 30, 2011 compared to $79.1 million at December 31, 2010. Provided an event of default with respect to our debt securities does not occur (see below), we believe there is currently sufficient liquidity at the holding company to pay holding company expenses (including interest expense on its outstanding debt) through 2011. The PMI Group does not expect to pay any dividends in 2011.

Tax and Expense Cost Allocation Agreements — MIC and The PMI Group are parties to tax sharing agreements that have benefited, and expense cost allocation agreements that are benefitting, us materially by reducing our obligations and liquidity requirements. The tax sharing agreements allocate current tax expense (benefit) and tax payments (refunds) between TPG and its insurance subsidiaries. Due to significant losses, TPG is not expected to receive significant tax reimbursements from MIC until such time it begins to generate taxable income. There is a significant risk, particularly in the event that the Department were to require MIC to cease writing new business, that the Department could require TPG to pay higher portions of incurred expenses currently paid by MIC pursuant to the cost allocation agreements, or could cause MIC to limit, or cease making, tax and expense reimbursements to TPG.

Convertible Senior Notes due 2020 — In the second quarter of 2010, we completed a concurrent public offering of equity and debt, including the sale of $285 million aggregate principal amount of 4.50% Convertible Senior Notes due 2020 (“Convertible Notes”) and received aggregate net proceeds of approximately $732 million. Of these aggregate net proceeds, The PMI Group contributed approximately $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”).

The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest, principal and redemptions with respect to the Convertible Notes or cash settlement of the Convertible Notes once such conversions exceed a specified level. All interest payments and principal repayments on the Surplus Notes and early redemption of the Surplus Notes are subject to the prior approval of the Department, which has issued a letter to MIC pre-approving regularly scheduled interest payments to The PMI Group on the Surplus Notes. Although we have received the letter from the Department approving MIC’s payment of interest provided all of the terms and conditions of the Surplus Notes are satisfied, that approval may be rescinded at any time, and it is more likely to be rescinded if the Department were to require MIC to cease writing new business in all states. In addition, the pre-approval letter does not contain any advance approval of the payment of principal or redemption amounts. There is a significant risk that the Department could require MIC to limit, or cease, making scheduled interest and principal payments to TPG on the Surplus Notes.

Indenture Governing TPG’s Debt Securities — The indenture governing an aggregate of $685 million in principal amount of TPG’s outstanding debt securities provides that it will be an event of default with respect to those debt securities if, among other things, a court were to enter an order appointing a custodian, receiver, liquidator or similar official of MIC or a substantial part of its property and such order were to continue unstayed and in effect for a period of 60 consecutive days or if MIC were to consent to such an appointment. Accordingly, although an order by the Department requiring MIC to cease writing new business would not itself constitute an event of default, if the Department were to seek and obtain a court order appointing a receiver of MIC, and such order were to remain in effect unstayed for 60 consecutive days, an event of default would occur with respect to these debt securities. In addition, it is possible that other actions that the Department might take or to which MIC might consent involving the appointment of other officials with authority over MIC or its assets would also constitute such an event of default. If such an event of default were to occur, these debt securities would become immediately due and payable. TPG does not have access to sufficient funds or other sources of liquidity sufficient to enable it to repay such debt securities if they were to become due and payable.

Credit Facility — We have borrowed $49.8 million under our $50 million credit facility. The credit facility matures on October 24, 2011 and will be permanently reduced by the amount of any payment we receive in connection with the QBE Note (see below).

The QBE Note — In connection with the sale of PMI Australia, MIC received approximately $746 million in cash and a contingent note (the “QBE Note”) in the principal amount of approximately $187 million, with interest accruing through September 2011 when it matures and is payable. In May 2009, The PMI Group purchased the QBE Note from MIC. The actual amount owed under the QBE Note was subject to potential reduction based upon the performance of PMI Australia’s policies in force at June 30, 2008. On June 30, 2011, QBE waived any right to seek deductions to the value of the QBE Note. The removal of payment contingencies allowed PMI to recognize $206.6 million (pre-tax), representing the notional amount of $186.5 million plus accrued interest through June 30, 2011, in the second quarter of 2011. The total cash proceeds from the QBE Note of approximately $208 million are due to TPG on September 30, 2011. Upon receipt of payment of the QBE Note, TPG is required to make a $25 million payment to MIC under the terms of the agreement pursuant to which MIC assigned and transferred the QBE Note to TPG. Additionally, QBE made a $25.0 million cash payment to MIC on June 30, 2011 related to a profit sharing arrangement tied to the performance of the PMI Australia insurance portfolio.

Dividends to The PMI Group — MIC’s ability to pay dividends to The PMI Group is affected by state insurance laws, credit agreements, rating agencies, the discretion of insurance regulatory authorities and our agreements with Fannie Mae and Freddie Mac relating to PMAC. The laws of Arizona, MIC’s state of domicile for insurance regulatory purposes, provide that MIC may pay dividends out of any available surplus account, without prior approval of the Director of the Arizona Department of Insurance (“Arizona Director”), during any 12-month period in an amount not to exceed the lesser of 10% of policyholders’ surplus as of the preceding year end or the prior calendar year’s net investment income. A dividend that exceeds the foregoing threshold is deemed an “extraordinary dividend” and requires the prior approval of the Arizona Director.

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

Capital Constraints

We expect that MIC will continue to incur significant future losses. The degree of MIC’s noncompliance with applicable capital requirements will depend on the magnitude of losses in the second half of 2011 and thereafter. Estimating future losses, and the timing of future losses, is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses may change significantly over time. Our losses have exceeded our estimates in past periods, and our future losses could materially exceed our estimates.

Our future losses and capital position could be affected by a variety of factors. Such factors include, among others:

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

We are exploring capital alternatives that, if successful, could provide capital or capital relief to MIC or capital to other insurance subsidiaries so that they may replace MIC as our primary writer of new insurance. Such alternatives include the restructuring of MIC’s primary insurance portfolio, debt or equity offerings by our insurance subsidiaries or TPG, and reinsurance. We may not be able to consummate any capital raising or capital relief transactions on favorable terms, in a timely manner or at all. See Item 1A. Risk Factors – Depending on the timing and magnitude of future losses, MIC could exhaust its available claims-paying resources and capital and surplus, and – We must procure substantial capital to preserve our ability to continue to write new business and we may not be able to raise such capital on a timely basis and on favorable terms, or at all.

If it were to be enforced by a court of final appeal or applicable regulator, the terms of a 1994 Allstate runoff support agreement restrict MIC in the event that its risk-to-capital ratio exceeds 23 to 1. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to less than $30 million as of June 30, 2011 (less than 0.2% of the original risk-in-force).

Consolidated Contractual Obligations

Our consolidated contractual obligations include reserves for losses and LAE, long-term debt obligations, operating lease obligations, capital lease obligations and purchase obligations. Most of our purchase obligations are capital expenditure commitments that will be used for technology improvements. We have lease obligations under certain non-cancelable operating leases. In addition, we may be committed to fund, if called upon to do so, $2.7 million of additional equity in certain limited partnership investments.

Consolidated Investments

Net Investment Income

Net investment income consists of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Fixed income securities	$16,204	$20,068	$32,274	$43,687
Equity securities	1,533	2,768	3,228	5,869
Short-term investments, cash and cash equivalents and other	(21)	1,766	(218)	2,583

Investment income before expenses	17,716	24,602	35,284	52,139
Investment expenses	(879)	(741)	(1,725)	(1,590)

Net investment income	$16,837	$23,861	$33,559	$50,549

The decreases in net investment income in the second quarter and first half of 2011 compared to the second quarter and first half of 2010 were primarily due to lower average pre-tax book yields and lower average investment balances. Our consolidated pre-tax book yield was 2.4% and 2.8% as of June 30, 2011 and 2010, respectively. The decline in our consolidated pre-tax book yield was primarily due to our decision to liquidate the majority of our tax-advantaged municipal bond and preferred stock securities in 2010 which generally had higher average book yields. A significant majority of the proceeds were reinvested in taxable securities with lower average book yields. The negative net investment income related to short-term investments, cash and cash equivalents and other for the second quarter and first half of 2011 was primarily due to foreign exchange remeasurement losses on U.S. denominated short-term monetary assets in PMI Europe arising from the strengthening of the Euro against the U.S. dollar.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) on investments are composed of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Fixed income securities:
Gross gains	$2,574	$3,146	$2,673	$9,041
Gross losses	(1,790)	(3,706)	(1,805)	(5,188)

Net gains (losses)	784	(560)	868	3,853
Equity securities:
Gross gains	97	281	345	3,773
Gross losses	(227)	—	(619)	(148)

Net (losses) gains	(130)	281	(274)	3,625
Short-term investments:
Gross gains	7	676	7	352
Gross losses	(467)	—	(488)	—

Net (losses) gains	(460)	676	(481)	352

Net realized investment gains before income taxes	194	397	113	7,830
Income tax expense	—	139	—	2,740

Total net realized investment gains after income taxes	$194	$258	$113	$5,090

The net realized investment gains in the second quarter and first half of 2011 are primarily attributable to realized gains from the sales of municipal, government and corporate bonds partially offset by realized losses on the sale of certain preferred stocks. Net realized investment gains for the second quarter and first half of 2010 resulted primarily from sales of municipal bonds and preferred stocks.

Investment Portfolio by Operating Segment

The following table summarizes the estimated fair value of the consolidated investment portfolio as of June 30, 2011 and December 31, 2010. Amounts shown under “International Operations” consist of the investment portfolios of PMI Europe and PMI Canada. Amounts shown under “Corporate and Other” consist of the investment portfolio of The PMI Group.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
June 30, 2011

U.S. Municipal bonds	$220,148	$—	$—	$220,148
Foreign governments	97,351	14,187	—	111,538
Corporate bonds	1,160,360	54,826	—	1,215,186
FDIC corporate bonds	168,218	14,371	—	182,589
U.S. governments and agencies	276,551	6,972	—	283,523
Asset-backed securities	192,124	—	—	192,124
Mortgage-backed securities	331,288	—	1,875	333,163

Total fixed income securities	2,446,040	90,356	1,875	2,538,271
Equity securities:
Common stocks	23,539	—	—	23,539
Preferred stocks	74,516	—	—	74,516

Total equity securities	98,055	—	—	98,055
Short-term investments	6,789	24	—	6,813

Total investments	$2,550,884	$90,380	$1,875	$2,643,139

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
	(Dollars in thousands)
December 31, 2010
U.S. Municipal bonds	$220,111	$—	$—	$220,111
Foreign governments	135,198	17,141	—	152,339
Corporate bonds	1,127,275	104,542	—	1,231,817
FDIC corporate bonds	169,169	11,601	—	180,770
U.S. governments and agencies	310,713	12,410	—	323,123
Asset-backed securities	220,872	—	—	220,872
Mortgage-backed securities	320,342	—	1,832	322,174

Total fixed income securities	2,503,680	145,694	1,832	2,651,206
Equity securities:
Common stocks	30,664	—	—	30,664
Preferred stocks	120,421	—	—	120,421

Total equity securities	151,085	—	—	151,085
Short-term investments	17,843	24	—	17,867

Total investments	$2,672,608	$145,718	$1,832	$2,820,158

Our consolidated investment portfolio holds primarily investment grade securities comprised of readily marketable fixed income and equity securities. The fair value of these securities in our consolidated investment portfolio decreased to $2.6 billion as of June 30, 2011 from $2.8 billion as of December 31, 2010 as a result of claims paid in the first half of 2011.

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

The following table summarizes the rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2011:

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	48%	53%	100%	50%
AA	17%	19%	—	17%
A	27%	24%	—	26%
BBB	8%	4%	—	7%

Total	100%	100%	100%	100%

As of June 30, 2011, approximately $115 million, or 4.0% of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) was insured by monoline financial guarantors. The financial guarantors include AMBAC, NPFG, AGC, AGMC and others.

We do not rely on the financial guarantees as a principal source of repayment when evaluating securities for purchase. Rather, securities are evaluated primarily based on the underlying issuer’s credit quality. During 2008, several of the financial guarantors listed above were downgraded by one or more of the rating agencies. A downgrade of a financial guarantor may have an adverse effect on the fair value of investments insured by the downgraded financial guarantor. If we determine that declines in the fair values of our investments are other-than-temporary, we record a realized loss. The table below illustrates the underlying rating distributions of our consolidated investment portfolio (including cash and cash equivalents, excluding common stocks) as of June 30, 2011, excluding the benefit of the financial guarantees provided by these financial guarantors. Underlying ratings, excluding the benefit of financial guarantors, are based upon the higher underlying rating assigned by S&P or Moody’s when an underlying rating exists from either rating agency.

	U.S. Mortgage Insurance Operations	International Operations	Corporate and Other	Consolidated Total
AAA or equivalent	48%	53%	100%	50%
AA	17%	19%	—	16%
A	28%	24%	—	27%
BBB	7%	4%	—	7%

Total	100%	100%	100%	100%

Capital Support Obligations

MIC has a capital support agreement with PMI Europe, with a corresponding guarantee from The PMI Group, under which MIC may be required to make additional capital contributions from time-to-time as necessary to maintain PMI Europe’s minimum capital requirements. Under the PMI Europe capital support agreement, MIC also guarantees timely payment of PMI Europe’s obligations. MIC also has a capital support agreement whereby it agreed to contribute funds, under specified conditions, to maintain CMG MI’s risk-to-capital ratio (as defined in the agreement) at or below 23 to 1. MIC’s obligation under the CMG MI capital support agreement is limited to an aggregate of $37.7 million. As of June 30, 2011, CMG MI’s risk-to-capital ratio was 19.7 to 1. MIC also has a capital support agreement with PMI Canada. We believe it is unlikely that there is any remaining material support obligation under this agreement.

Cash Flows

With respect to our holding company, our principal sources of funds are cash flows generated by our subsidiaries and investment income derived from our investment portfolios. One of the primary goals of our cash management policy is to ensure that we have sufficient funds on hand to pay obligations when they are due. We believe that we have sufficient cash to meet these and other of our short- and medium-term obligations. Provided an event of default with respect to our debt securities does not occur, we believe that we currently have sufficient liquidity at our holding company to pay holding company expenses (including interest expense on our outstanding debt) through 2011. See Liquidity and Capital Resources -Sources and Uses of Funds — Indenture Governing TPG’s Debt Securities. The PMI Group currently has sufficient funds or other sources of liquidity to enable it to repay our credit facility if the obligation is required to be repaid prior to maturity.

Consolidated cash flows used in operating activities, including premiums, investment income, underwriting and operating expenses and losses, were $221.2 million in the first half of 2011 compared to consolidated cash flows used in operating activities of $520.8 million in the first half of 2010. Cash flows used in operations decreased in the first half of 2011 compared to the first half of 2010 primarily due to lower levels of claim payments from PMI. We expect cash flows from operating activities to be negatively affected throughout 2011 due to payment of claims from loss reserves recorded by PMI in 2008, 2009 and 2010, the continued reduction in premiums earned (which is driven by lower premiums written) due to the continued decline of insurance in force, and the decline in net investment income due to lower investment balances and lower investment yields.

Consolidated cash flows provided by investing activities in the first half of 2011, including purchases and sales of investments and capital expenditures, were $183.9 million compared to consolidated cash flows provided by investing activities of $205.3 million in the first half of 2010. Cash flows provided by investing activities decreased in the first half of 2011 compared to cash flows provided by investing activities in the first half of 2010 primarily as a result of proceeds from sales of fixed income and equity securities being lower than net purchases of investment securities. We expect to continue to maintain significant cash and cash equivalents available to pay current and future obligations.

Consolidated cash flows provided by financing activities were $0.3 million in the first half of 2011 compared to consolidated cash flows provided by financing activities of $657.4 million in the first half of 2010. The cash flows provided by financing activities in 2010 were primarily due to the sale of additional common stock and the Convertible Notes in the second quarter of 2010.

Ratings

The rating agencies have assigned the following ratings to certain of The PMI Group’s subsidiaries and equity investee subsidiaries:

	Standard & Poor’s	Moody’s	Fitch
Financial Strength Ratings
PMI Mortgage Insurance Co.	B-	B3	NR
CMG MI	BBB	NR	BBB

Ratings assigned to our holding company or its debt are set out below.

Holding Company Ratings
	Standard & Poor’s Counterparty Credit Rating	Moody’s Senior Unsecured Debt Rating	Fitch Senior Unsecured Debt Rating
The PMI Group, Inc.	CCC-	Caa3	NR

Recent Developments Relating to Mortgage Insurance Companies Ratings

On June 14, 2011, Standard & Poor’s Ratings Services (“S&P”) lowered the counterparty credit and financial strength ratings on PMI Mortgage Insurance Co. to ‘B-’ from ‘B+’ and placed the ratings on CreditWatch with negative implications. At the same time, S&P lowered the counterparty credit and senior debt ratings on The PMI Group, Inc. to ‘CCC-’ from ‘CCC+’ and placed the ratings on CreditWatch Negative.

On July 5, 2011, S&P affirmed ‘B-’ counterparty credit and financial strength ratings on PMI Mortgage Insurance Co. and ‘CCC-’ counterparty credit rating on The PMI Group, Inc., and removed all of these ratings from CreditWatch with negative implications. The outlook is negative.

On July 29, 2011, Moody’s Investors Service (“Moody’s”) lowered the insurance financial strength rating of PMI Mortgage Insurance Co. to ‘B3’ from ‘B2.’ The outlook for the rating is negative. Moody’s also lowered the senior unsecured debt ratings of The PMI Group, Inc. to ‘Caa3’ from ‘Caa2.’ The outlook for the rating is negative.

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

The following table shows the reasonable range of losses and LAE reserves, as determined by our actuaries, and recorded reserves for losses and LAE (gross of recoverables) as of June 30, 2011 and December 31, 2010 by segment and on a consolidated basis:

	As of June 30, 2011			As of December 31, 2010
	Low	High	Recorded	Low	High	Recorded
	(Dollars in millions)			(Dollars in millions)
U.S. Mortgage Insurance Operations	$2,500.0	$3,525.0	$2,960.5	$2,335.0	$3,285.0	$2,846.6
International Operations	32.9	34.8	34.3	17.2	33.1	23.2

Consolidated loss and LAE reserves*	$2,532.9	$3,559.8	$2,994.8	$2,352.2	$3,318.1	$2,869.8

*	May not total due to rounding.

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

Management believes the amounts recorded for U.S. Mortgage Insurance Operations as of June 30, 2011 represent the most likely outcome within the actuarial range. The recorded reserves, slightly below the midpoint of the actuarially-determined reserve range, are based upon, among many considerations, management’s estimates of claim rates and claim sizes. As discussed below, projected future loss mitigation, rescission and claim denial activity continue to positively affect management’s views of future claim rates and claim sizes. In the first half of 2011, however, fewer than expected cures of delinquent loans and loan modifications negatively affected management’s claim rate assumptions on notices of defaults received in 2010. In addition, management increased its estimation of future reinstatements of previously denied claims. This re-estimation negatively affected our loss reserves.

Loss mitigation activity and loss reserves. Our projection of future modifications of delinquent insured loans is a factor in management’s evaluation of the selected claim rate. We continue to expect that a material percentage of loans in our delinquent loan inventory will be modified or become current, and management’s loss reserve estimation process takes into consideration this expectation. Because the age of a delinquency is a primary factor in determining whether a loan is likely to modify and become current in the future, management develops its projections of future modifications of existing delinquent loans based on the year in which we received the notice of default (an “NOD report year”). Within each NOD report year, management divides the pending delinquent loans into various categories depending on their relative probabilities of modifying and curing in the future. To develop the categories and probabilities, management assesses numerous factors, including servicer reports on the stages of retention and liquidation workouts and forbearance arrangements; management’s assessment of loans in our default inventory that may have the potential to qualify for an available modification plan, including HAMP; and historical modification data and trends. As of June 30, 2011, we forecast that approximately 18% of our primary delinquent loan inventory will cure as a result of future loan modifications. The estimated amount of risk-in-force associated with this percentage was approximately $1.0 billion.

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

Rescission activity and loss reserves. Our projection of future rescission activity with respect to the current inventory of delinquent loans has reduced and continues to materially reduce our loss reserve estimates. In each reporting period, management estimates the future rescission rate on the then existing inventory of delinquent loans. An increase in management’s estimate of the future rescission rate in a period would increase the reserve benefit, while a reduction in the estimated future rescission rate and actual rescission activity in a period would reduce the recognized benefit. Management’s estimate is based upon historical data and trends, including past percentages of delinquent loans rescinded, and other factors, including the characteristics and age of the delinquent loan inventory and the current inventory of loan files under or scheduled for investigation. In this estimation process, we also consider that we will in the future reinstate a portion of the policies subject to future rescission activity following requests by lenders for reconsideration or challenges of our rescission decisions. (For a discussion of our rescission reconsideration process, see Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Rescission Activity.) Accordingly, in our forecasting, we utilize an estimate of future rescissions net of estimated reinstatements. Our practice of projecting reinstatements has been refined over time as we gain further actual experience and utilizes, among other things, our experience of the cumulative incidence of rescission reinstatements that have also become paid claims and our views of likely future trends.

As of June 30, 2011 and December 31, 2010, our loss reserves balances were reduced by reserve benefits of approximately $0.15 billion and $0.26 billion, respectively, as a result of estimated future rescission activity (net of estimated reinstatements). The decrease in the reserve benefit in the first half of 2011 was driven by actual rescission activity (net of reinstatements) in the first half of 2011 of approximately $102 million. This rescission activity reduced the reserve benefit in the first six months of 2011 but did not impact our consolidated statement of operations.

As a result of our rescission reconsideration process, management also expects that PMI will reinstate coverage in the future on a portion of previously rescinded policies subject to requests by lenders that we reconsider our rescission. At any point in time, we have pending requests or challenges from lenders with respect to which we have not completed our reconsideration of our rescission decision. Based on our historical experience, we estimate the portion of policies that we expect to reinstate after our reconsideration is complete, and take such estimate into account in establishing our IBNR reserves. In the first halves of 2011 and 2010, we reinstated approximately $48.1 million and $40.3 million, respectively, of previously delinquent rescinded risk. We did not significantly change our IBNR reserve in the second quarter and first half of 2011 related to our change in estimates of future reinstatements of previously rescinded policies. With respect to loans as to which we have determined not to reinstate coverage, we do not include a reserve in our IBNR and loss reserves for the possibility that we may be unsuccessful in defending our rescissions in litigation or other dispute resolution processes. See Item 1A. Risk Factors — Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans.

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

As of June 30, 2011 and December 31, 2010, our loss reserves balances were reduced by approximately $0.24 billion and $0.40 billion, respectively, by our estimated future claim denial activity (net of estimated reversals of claim denials). The decrease in the reserve benefit in the first half of 2011 was driven by actual claim denials, net of reversals of claim denials, occurring in the first half of 2011 of approximately $121 million. This $121 million reduction to the reserve benefit did not impact our consolidated statement of operations for the first half of 2011. An additional driver for the reduction in the reserve benefit was an increase in our estimate of future reversals of both claims that have been denied and future claim denials. This net reduction of $35 million from the beginning of 2011 increased our loss and loss adjustment expenses. See Item 1A. Risk Factors — Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels.

Our estimate of future reversals of claims previously denied is one of the components of PMI’s IBNR reserve. The methodology we used to estimate future reversals of claims previously denied was similar to our rescission reversal estimate process described above. The amounts of risk related to previously denied claims that were subsequently reversed were $130.8 million and $226.8 million for the three and six months ended June 30, 2011, respectively, compared to $28.7 million and $65.6 million for the same periods in 2010, respectively. In the first half of 2011, management increased its estimate of future reversals of previously denied claims resulting in an increase in the IBNR reserve and a negative impact on losses in our consolidated statements of operations of approximately $67 million. This increase in estimate was driven by recent increases in the frequency of servicers’ production of previously requested loan documentation on denied claims.

Beginning in 2010, claim denials also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary servicing standards applicable to delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to increase in 2011. Beginning in the fourth quarter of 2010, we assessed the likelihood and estimated the impact of servicer-related claim denials on our loss reserves. In this process, we considered our internal reviews of various servicers’ performance as well as our review of specific claim files for which we identified potential servicing failures, but had not denied as of the balance sheet date. Based upon these reviews, we established a preliminary estimate of the potential future benefit of servicer-related claim denials. However, due to a lack of substantial historical data, we significantly limited this potential future benefit at the time of recording our loss reserves as of December 31, 2010 and June 30, 2011. The benefit recorded in our loss reserve estimate, net of estimated reversals, was limited to the actual claims files which were reviewed and met our criteria for denial, but for which the claim denial had not yet been processed as of the balance sheet date. As with documentation claim denials, our servicer-related denial estimates include assumptions relating to the percentage of denials that will later be reversed and paid. In considering future reversal rates, we reviewed, among other things, historical reversal data related to documentation claim denials.

The table below provides a reconciliation of our U.S. Mortgage Insurance Operations’ beginning and ending reserves for losses and LAE for the quarters ended June 30, 2011 and 2010:

	2011	2010
	(Dollars in millions)
Balance at January 1	$2,846.6	$3,138.3
Reinsurance recoverables	(459.7)	(703.6)

Net balance at January 1	2,386.9	2,434.7
Losses and LAE incurred (principally with respect to defaults occuring in):
Current year	364.4	492.2
Prior years	304.2	167.9

Total incurred	668.6	660.1
Losses and LAE payments (principally with respect to defaults occuring in):
Current year	(1.2)	(2.2)
Prior years	(485.8)	(713.0)

Total payments	(487.0)	(715.2)

Net balance at June 30	2,568.5	2,379.6
Reinsurance recoverables	392.0	613.6

Balance at June 30	$2,960.5	$2,993.2

The above loss reserve reconciliation shows the components of our losses and LAE reserve changes for the periods presented. Losses and LAE payments of $487.0 million and $715.2 million for the periods ended June 30, 2011 and 2010, respectively, reflect amounts paid during the periods presented and are not subject to estimation. Total losses and LAE incurred of $668.6 million and $660.1 million for the periods ended June 30, 2011 and 2010, respectively, are management’s best estimates of ultimate losses and LAE on our existing delinquent loan inventory and are subject to change in subsequent periods. The $364.4 million of total losses and LAE incurred with respect to defaults occurring in the first six months of 2011 was lower than total losses and LAE incurred with respect to defaults reported in the first six months of 2010 as a result of lower levels of new notices of defaults. In the first half of 2011, our rescission and claim denial estimates with respect to defaults reported during the period did not significantly change. The changes in our estimates with respect to defaults reported in prior years are principally reflected in the “Losses and LAE incurred” line items related to prior years of $304.2 million and $167.9 million for the periods ended June 30, 2011 and 2010, respectively.

The table below provides the changes in reserves related to prior years by particular accident years for the six months ended June 30, 2011 and 2010, respectively:

	Losses and LAE Incurred				Change in Incurred
Accident Year (year in which default occurred)	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009	6/30/11 vs. 12/31/10	6/30/10 vs. 12/31/09

	(Dollars in millions)
2002 and prior	$—	$—	$—	$—	$0.1	$0.2
2003	224.6	224.8	226.9	226.5	(0.2)	0.4
2004	239.7	239.2	240.8	241.0	0.5	(0.2)
2005	270.5	270.9	272.8	271.5	(0.4)	1.3
2006	422.7	420.1	419.1	413.3	2.6	5.8
2007	1,242.8	1,201.9	1,179.2	1,111.7	40.9	67.5
2008	2,053.5	1,942.7	1,880.8	1,799.8	110.8	81.0
2009	1,734.0	1,598.7	1,514.0	1,502.1	135.3	11.9
2010	941.6	927.0	—	—	14.6	—
2011	364.4	—	—	—	—	—

Total					$304.2	$167.9

	Six Months Ended June 30,
	2011	2010
	(Dollars in millions)
Primary insurance portfolio:	$307.1	$127.2
Pool insurance portfolio:	(2.9)	40.7

Changes in reserves related to prior years	$304.2	$167.9

The $304.2 million increase related to prior years’ reserves in the first six months of 2011 was due to decreases in expected future claim denials (net of reinstatements), re-estimations of ultimate claim rates from those established at the original notices of defaults, updated through the periods presented, increasing the IBNR reserves and re-estimations of ultimate claim sizes from those established at the original notices of defaults, updated through the periods presented. The $167.9 million increase related to prior years’ reserves in the first six months of 2010 was due to re-estimations of ultimate claim rates and claim sizes from those established at the original notices of defaults, updated through the periods presented.

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

The $307.1 million net increase in prior years’ reserves in the first six months of 2011 related to our primary portfolio was driven by increases in claim rates, representing a reserve increase of approximately $100 million and increases in claim sizes, representing a reserve increase of approximately $207 million. The $100 million net reserve increase related to the increases in claim rates was primarily due to fewer than expected cures, including loan modifications, and to a lesser extent, fewer than expected rescissions. Approximately $94 million of the $207 million net reserve increase from increases in claim sizes was due to decreasing our claim denial estimates. The remaining $113 million was primarily due to a higher proportion of pending delinquencies with lower average loan balances curing.

The $2.9 million decrease in prior years’ reserves in the first six months of 2011 related to our pool business was primarily the result of decreases in claim sizes, representing approximately $3.2 million, partially offset by increases in claim rates, representing approximately $0.3 million. The development of the prior years’ reserves with respect to pool business was not significantly impacted by changes in our rescission or claim denial estimates.

The $127.2 million increase in prior years’ reserves in the first six months of 2010 related to our primary business was the result of increases in claim rates, representing approximately $44 million, and increases in claim sizes, representing approximately $83 million

In the first six months of 2010, the $40.7 million increase in the prior years’ reserves related to our pool portfolio was due to increases in claim rates, representing $160 million, partially offset by decreases in claim sizes, representing $57 million, and modified pool contract restructurings, representing $62 million. The increases in pool claim rates were driven by fewer delinquencies curing than expected due to the significant weakening of the housing and mortgage markets, combined with an elevated percentage of Alt-A or limited documentation loans insured under the pool contracts.

The following table shows a breakdown of reserves for losses and LAE by primary and pool insurance:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Primary insurance	$2,795.6	$2,670.7
Pool insurance	144.4	155.4
Other*	20.5	20.5

Total reserves for losses and LAE	$2,960.5	$2,846.6

The increase in primary insurance reserves was driven by decreases in expected future claim denials (net of reinstatements), re-estimations of ultimate claim rates from those established at the original notices of defaults, updated through the periods presented, increasing the IBNR reserves and re-estimations of ultimate claim sizes from those established at the original notices of defaults, updated through the periods presented. The decrease in the pool insurance reserves was driven primarily by claims paid.

The following table shows a breakdown of reserves for losses and LAE by loans in default, incurred but not reported, or IBNR, and the cost to settle claims, or LAE:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Loans in default	$2,630.9	$2,584.4
IBNR	250.2	181.7
Cost to settle claims (LAE)	58.9	60.0
Other *	20.5	20.5

Total reserves for losses and LAE	$2,960.5	$2,846.6

*	Other relates to PMI Guaranty’s loss reserves related to the agreement between PMI Guaranty, FGIC, and AG Re under which PMI Guaranty commuted certain risks with FGIC.

To provide a measure of sensitivity of pre-tax income to changes in loss reserve estimates, we estimate that: (i) for every 5% change in our estimate of the future average claim sizes or every 5% change in our estimate of the future claim rates with respect to the June 30, 2011 reserves for losses and LAE, the effect on pre-tax income would be an increase or decrease of approximately $131.5 million; (ii) for every 5% change in our estimate of incurred but not reported loans in default as of June 30, 2011, the effect on pre-tax income would be approximately $12.5 million; and (iii) for every 5% change in our estimate of the future cost of claims settlement expenses as of June 30, 2011, the effect on pre-tax income would be approximately $2.9 million.

If either the claim rate or claim size, or a combination of the claim rate and claim size, were to increase approximately 19.1% above our current estimates, we would reach the top of our actuarially determined range. Conversely, if the claim rate or claim size, or a combination of the claim rate and claim size, were to decrease by approximately 15.6% of our current estimates, we would reach the bottom end of our actuarially determined range.

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

International Operations — PMI Europe establishes loss reserves for all of its insurance and reinsurance business and for CDS transactions entered into before July 1, 2003. Revenue, losses and other expenses associated with CDS contracts executed on or after July 1, 2003 are recognized through derivative accounting treatment. As of June 30, 2011, PMI Europe terminated all of its CDS contracts. PMI Europe’s loss reserving methodology contains two components: case reserves and IBNR reserves. Case and IBNR reserves are based upon factors which include, but are not limited to, our analysis of arrears and loss payment reports, loss assumptions derived from pricing analyses, our view of current and future economic conditions and industry information. Payments due in respect of termination agreements that were executed prior to the quarter end are included in our case reserves as at June 30 2011. Our actuaries calculated a range for PMI Europe’s loss reserves at June 30, 2011 of $32.5 million to $33.1 million. PMI Europe’s recorded loss reserves at June 30, 2011 were $32.7 million, which represented our best estimate and an increase of $11.6 million from PMI Europe’s loss reserve balance of $21.1 million at December 31, 2010. The increase to PMI Europe’s loss reserves in the first half of

2011 was primarily due to executing termination agreements on a number of transactions including our US reinsurance risk. The remaining loss reserves within our International Operations segment relate to PMI Canada, which ceased writing new business in 2008.

The following table shows a breakdown of International Operations’ loss and LAE reserves:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Loans in default	$33.4	$22.2
IBNR	0.5	0.7
Cost to settle claims (LAE)	0.4	0.3

Total loss and LAE reserves	$34.3	$23.2

The following table provides a reconciliation of International Operations’ beginning and ending reserves for losses and LAE for the six months ended June 30, 2011 and 2010:

	2011	2010
	(Dollars in millions )
Balance at January 1,	$23.2	$40.1
Reinsurance recoverables	—	—

Net balance at January 1,	23.2	40.1
Losses and LAE incurred (principally with respect to defaults occurring in)
Current year	6.6	(2.0)
Prior years	7.1	2.1

Total incurred	13.7	0.1
Losses and LAE payments (principally with respect to defaults occurring in)
Current year	—	—
Prior years	(1.3)	(1.6)

Total payments	(1.3)	(1.6)
Foreign currency translation	(1.3)	(5.4)

Net balance at June 30,	34.3	33.2
Reinsurance recoverables	—	—

Balance at June 30,	$34.3	$33.2

Losses and LAE incurred relating to prior years of $7.1 million in the first six months of 2011 was primarily due to increasing the severity assumptions established in prior years for defaults in the U.S. sub-prime reinsurance portfolio. Losses and LAE incurred relating to prior years of $2.1 million in 2010 was primarily due to foreign currency remeasurement related to U.S. reinsurance loss reserves which were established in the prior years.

Reinsurance

Loss reserves ceded to captive reinsurers are recorded as reinsurance recoverables and reduce total incurred losses in our consolidated statements of operations. Reinsurance recoverables are based on our estimates of unpaid claims as applied to the terms of the respective reinsurance arrangements. The methodology and key assumptions used in our estimate of reinsurance recoverables are the same as those used in our estimate of loss reserves and are allocated to reinsurance contracts using actuarial analysis for applicable reinsurance agreements. (For a discussion of our loss reserve estimation process and methodology, see Critical Accounting Estimates — Reserves for Losses and LAE.) As reinsurance recoverables are derived from our loss estimation process, amounts we will ultimately recover could differ materially from amounts recorded as reinsurance recoverables. PMI limits its recorded reinsurance recoverable to the amount currently available in the trust account maintained by the captive insurance company for PMI’s benefit, if that amount is less than PMI’s ceded loss reserves.

The following table shows amounts of reinsurance recoverables related to each type of reinsurance contract:

	June 30, 2011		December 31, 2010
	Dollar Amount	Percentage	Dollar Amount	Percentage
	(Dollars in thousands)		(Dollars in thousands)
Captives(1):
Excess-of-loss	$389,355	99.3%	$457,082	99.4%
Quota share	2,619	0.7%	2,589	0.6%

Total	$391,974	100.0%	$459,671	100.0%

(1)	Amounts shown have been reduced by a valuation allowance of $62.1 million and $75.1 million as of June 30, 2011 and December 31, 2010, respectively, on reinsurance recoverables, to the extent applicable, if they are in excess of captive trust account balances.

The table below shows the total of all balances in trust accounts for the benefit of PMI. While certain recoverables from captives equal the amount in the respective captive trust account, the majority of captive trust accounts have assets in excess of PMI’s related recoverable.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)	(Dollars in thousands)
Off Balance Sheet
Captive Trust Assets	$634,723	$724,278

Credit Default Swap Contracts

Through PMI Europe, we provided credit protection in the form of credit default swaps (“CDS”), which are considered derivatives and are marked to market through earnings under the requirements of Topic 815. In the second quarter of 2011, we terminated all remaining CDS exposure in PMI Europe which eliminated all derivative liabilities as of June 30, 2011. The fair value of derivative liabilities was $5.4 million as of December 31, 2010 and is included in other liabilities on the consolidated balance sheet. The fair value of these CDS liabilities includes payment obligations that have been incurred but unpaid as of the balance sheet date. Certain of PMI Europe’s CDS contracts contained collateral support provisions which required, in certain circumstances, PMI Europe to post collateral for the benefit of the counterparty. As a result of eliminating all of our CDS exposure in the second quarter of 2011, we are no longer subject to collateral posting requirements. As of June 30, 2011, PMI Europe had posted collateral, consisting of corporate securities and cash, of $5.0 million on the terminated CDS transactions. In accordance with the terms of the termination agreements, this collateral was returned to PMI in July 2011.

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

Relevant facts and circumstances considered include, but are not limited to:

•	a decline in the market value of a security below cost or amortized cost for a continuous period of at least six or twelve months;

•	the severity and nature of the decline in market value below cost regardless of the duration of the decline;

•	recent credit downgrades of the applicable security or the issuer by the rating agencies;

•	the financial condition of the applicable issuer;

•	whether scheduled interest payments are past due; and

•	whether it is more likely than not we will hold the security for a sufficient period of time to allow for anticipated recoveries in fair value.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2011
Fixed income securities:
Municipal bonds	$78,899	$(1,359)	$62,939	$(5,407)	$141,838	$(6,766)
Foreign governments	2,446	(1)	—	—	2,446	(1)
Corporate bonds	449,136	(9,908)	796	(1)	449,932	(9,909)
FDIC corporate bonds	10,172	(428)	—	—	10,172	(428)
U.S. governments and agencies	124,111	(2,231)	—	—	124,111	(2,231)
Mortgage-backed securities	94,386	(710)	280	(903)	94,666	(1,613)
Asset-backed securities	28,723	(157)	—	—	28,723	(157)

Total fixed income securities	787,873	(14,794)	64,015	(6,311)	851,888	(21,105)
Equity securities:
Common stocks	1,166	(4)	20,835	(8,928)	22,001	(8,932)
Preferred stocks	—	—	14,372	(628)	14,372	(628)

Total equity securities	1,166	(4)	35,207	(9,556)	36,373	(9,560)
Short-term investments	6,789	(8)	—	—	6,789	(8)

Total	$795,828	$(14,806)	$99,222	$(15,867)	$895,050	$(30,673)

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2010
Fixed income securities:
Municipal bonds	$131,919	$(5,631)	$61,391	$(7,034)	$193,310	$(12,665)
Corporate bonds	714,901	(17,721)	758	(5)	715,659	(17,726)
FDIC corporate bonds	11,622	(430)	2,057	(201)	13,679	(631)
U.S. governments and agencies	186,635	(4,914)	—	—	186,635	(4,914)
Mortgage-backed securities	293,266	(5,120)	—	—	293,266	(5,120)
Asset-backed securities	118,117	(711)	—	—	118,117	(711)

Total fixed income securities	1,456,460	(34,527)	64,206	(7,240)	1,520,666	(41,767)
Equity securities:
Common stocks	25,359	(4,403)	—	—	25,359	(4,403)
Preferred stocks	7,331	(150)	40,981	(1,605)	48,312	(1,755)

Total equity securities	32,690	(4,553)	40,981	(1,605)	73,671	(6,158)
Short-term investments	17,405	(22)	—	—	17,405	(22)

Total	$1,506,555	$(39,102)	$105,187	$(8,845)	$1,611,742	$(47,947)

At June 30, 2011, we had gross unrealized losses of $30.7 million on investment securities, including fixed maturity and equity securities that had a fair value of $895.1 million. There were no non-credit related other-than- temporary impairments on debt securities in the first six months of 2010. We recorded impairments of $0.3 million in the second quarter of 2011 related to fixed income securities in our Canadian investment portfolio.

The decreases in gross unrealized losses in the U.S. fixed income portfolio in the first half of 2011 were principally due to declining yields across the fixed income investment categories and the improvement in the market values of municipal bonds. The gross unrealized loss in the equity security portfolio increased in the first half of 2011 as a result of the deterioration in the valuation of the common stock portfolio, partially offset by the improvement in the valuation of the preferred stock portfolio.

Impaired investments must either meet the criteria established in our accounting policy regarding the extent and length of time the investment was in a loss position or be determined that management would not hold the security for a period of time sufficient to allow for any anticipated recovery. Additional factors considered in evaluating an investment for impairment include the financial condition and near-term prospects of the issuer, evidenced by debt ratings and analyst reports. Under our policy, a decline in fair value greater than 15% below cost for six or more consecutive months or a decline in fair value greater than 10% below cost for twelve or more consecutive months requires impairment of an investment security unless significant mitigating factors exist and such factors are documented and approved by management. As of June 30, 2011, there were certain equity securities in our investment portfolio which experienced significant declines in fair value and were below cost by approximately $9.0 million but did not meet our impairment criteria outlined above. If these securities do not recover in accordance with our policy we will likely impair these securities in the third quarter of 2011. As of June 30, 2011, our investment portfolio included 337 securities in an unrealized loss position compared to 629 securities as of December 31, 2010.

Deferred Policy Acquisition Costs

Our policy acquisition costs are those costs that vary with, and are primarily related to, our acquisition, underwriting and processing of new mortgage insurance policies, including sales related activities. To the extent we provided contract underwriting services on loans that did not require mortgage insurance, associated underwriting costs were not deferred. We defer policy acquisition costs when incurred and amortize these costs in proportion to estimated gross profits for each policy year by type of insurance contract (i.e., monthly, annual and single premium). The amortization estimates for each underwriting year are monitored regularly to reflect persistency and expected loss development by type of insurance contract. We review our estimation process on a regular basis and any adjustments made to the estimates are reflected in the current period’s consolidated net income. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts, after considering investment income. PMI’s deferred policy acquisition cost asset increased to $49.6 million at June 30, 2011 from $46.4 million at December 31, 2010 and $44.5 million at June 30, 2010.

Premium Deficiency Analysis

We perform an analysis for premium deficiency using assumptions based on our best estimate when the analysis is performed. The premium deficiency analysis requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses and maintenance costs as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults. Investment income is also considered in the premium deficiency calculation. For the calculation of investment income we use our pre-tax investment yield.

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations and International Operations. We determined that there were premium deficiencies for PMI Europe and PMI Canada and recorded premium deficiency reserves in the fourth quarter of 2009. As of June 30, 2011, a premium deficiency reserve for PMI Europe was not required and the premium deficiency reserve for PMI Canada was $0.9 million. The premium deficiency reserves are recorded as losses and loss adjustment expenses on the consolidated statement of operations and as reserve for losses and loss adjustment expenses on the consolidated balance sheet. We determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in 2010 and the first six months of 2011. The excess of future expected premiums, reserves for losses and loss adjustment expenses and investment income over expected paid claims and expenses in our U.S. Mortgage Insurance Operations segment was approximately $0.3 billion for the six months ended June 30, 2011 and $0.9 billion for the year ended December 31, 2010. To the extent premium levels and actual loss experience differ from our assumptions, our results could be negatively affected in future periods.

Some of the key assumptions and possible changes in circumstances that could result in negative changes to the excess include the following:

•

Expected Losses — Losses could be higher than our estimate due to higher levels of delinquencies, higher claim rates and claim sizes driven by factors such as fewer than expected loan modifications, fewer borrowers bringing their loans current, and fewer than expected rescissions or claim denials.

•	Persistency — Should policies terminate faster than our expectations, premiums earned will decline. However, fewer policies in force would also indicate a lower number of new delinquencies.

•	Economic Trends — Negative economic trends such as higher than expected unemployment levels could result in higher than expected new delinquencies and ultimately claims paid.

•	Home Price Changes — Worse than expected home price changes, including significant declines in home values, could result in higher than expected delinquencies, claim payments and claim sizes.

As a result of their credit quality, PMI’s recent book years are expected to be profitable and are offsetting losses incurred from prior book years.

Using different assumptions for the factors above, including assumptions that are reasonably possible but not, in our view, likely at the time of our analysis, could result in a significant decrease in the excess noted above, and could potentially result in the recognition of a premium deficiency reserve.

Valuation of Deferred Tax Assets

PMI’s management reviews the need to establish a valuation allowance against deferred tax assets on a quarterly basis. In the course of its review, PMI’s management analyzes several factors, including the severity and frequency of operating or capital losses, PMI’s capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss, available tax planning alternatives, and future contractual cash flows. As discussed below, PMI’s valuation allowance as of June 30, 2011 was approximately $688.9 million.

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

We incurred net operating losses during the first six months of 2011 on a consolidated basis and have unused net operating losses on a foreign and state level resulting in a deferred tax asset of $418.3 million, unused tax credits of nearly $195.3 million, and abnormal capital losses of nearly $245.5 million, that could offset future taxable income.

As of June 30, 2011, we had $733.7 million of net deferred tax assets. Our valuation allowance on our deferred tax assets was $688.9 million. We expect to utilize the remaining net deferred tax assets of $44.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. In the second quarter, as a result of the removal of payment contingencies related to the QBE note, we utilized $81.0 million of our deferred tax assets through recording a tax expense and establishing a deferred tax liability. We will not be able to realize our deferred tax asset for which we have established a valuation allowance until such time as we return to a period of sustained profitability. However, any future tax benefits may not be realized or, even if realized, may be significantly delayed. Additional valuation allowance benefits or charges could be recognized in the future due to changes in management’s expectations regarding the realization of tax benefits. In addition, in the event of an “ownership change” for federal income tax purposes under § 382 of the Internal Revenue Code, we may be restricted annually in our ability to use our deferred tax assets. See Item 1A. Risk Factors — We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

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

Interest rate risk

As of June 30, 2011, the fair value of our consolidated investment portfolio excluding cash and cash equivalents was $2.6 billion. The fair value of investments in our portfolio is calculated from independent market quotations and is interest rate sensitive and subject to change based on interest rate movements. As of June 30, 2011, 96.0% of our investments were fixed income securities, primarily corporate bonds. As interest rates fall, the fair value of fixed income securities generally increases, and as interest rates rise, the fair value of fixed income securities generally decreases. The following table summarizes the estimated change in fair value and the accounting effect on comprehensive income (pre-tax) for our consolidated investment portfolio based upon specified hypothetical changes in interest rates as of June 30, 2011:

Estimated Increase/ (Decrease) in Fair Value
(Dollars in thousands)
300 basis point decline	$268,334
200 basis point decline	$212,384
100 basis point decline	$110,791
100 basis point rise	$(115,716)
200 basis point rise	$(212,063)
300 basis point rise	$(299,640)

These hypothetical estimates of changes in fair value are primarily related to our fixed-income securities as the fair values of fixed-income securities generally fluctuate with increases or decreases in interest rates. The weighted average option-adjusted duration of our consolidated investment portfolio including cash and cash equivalents was 3.6 as of June 30, 2011.

Currency exchange rate risk

We analyze the sensitivity of fluctuations in foreign currency exchange rates on investments in our foreign subsidiaries denominated in currencies other than the U.S. dollar. This estimate is calculated using the spot exchange rates as of June 30, 2011 and respective current period end investment balances in our foreign subsidiaries in the applicable foreign currencies. The following table summarizes the estimated changes in the investments in our foreign subsidiaries and the accounting effect on comprehensive income (pre-tax) based upon specified hypothetical percentage changes in foreign currency exchange rates as of June 30, 2011, with all other factors remaining constant:

	Estimated Increase (Decrease) Foreign Currency Translation
Change in foreign currency exchange rates	Europe	Canada	Consolidated
	(USD in thousands)
15% decline	$(6,882)	$(206)	$(7,088)
10% decline	$(5,588)	$(137)	$(5,725)
5% decline	$(4,295)	$(69)	$(4,364)
5% rise	$4,295	$69	$4,364
10% rise	$5,588	$137	$5,725
15% rise	$6,882	$206	$7,088

Foreign currency translation rates as of June 30,

	U.S. Dollar relative to
	Euro	Canadian Dollar
2011	1.4502	1.0380
2010	1.2237	0.9399

The changes in the foreign currency exchange rates from the second quarter of 2010 to the second quarter of 2011 positively affected our investments in our foreign subsidiaries by $13.7 million. This foreign currency translation impact is calculated by applying the period over period change in the period end spot exchange rates to the current period end investment balance of our foreign subsidiaries.

As of June 30, 2011, $114.8 million, including cash and cash equivalents of our invested assets, were held by PMI Europe. Of the $114.8 million, $33.9 million was denominated in Euros and $80.9 million was denominated in U.S. dollars. As of June 30, 2011, $11.8 million, including cash and cash equivalents of our invested assets, were held by PMI Canada. Of the $11.8 million, $3.1 million was denominated in Canadian dollars and $8.7 million was denominated in U.S. dollars. The above table shows the exchange rate of the U.S. dollar relative to the Euro and Canadian dollar as of June 30, 2011 and 2010. The values of the Euro and the Canadian dollar both strengthened relative to the U.S. dollar as of June 30, 2011 compared to June 30, 2010.

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

Changes in the fair value of these corporate debt liabilities for which the fair value option was elected is principally due to changes in our credit spreads. The following table summarizes the estimated change in yield and corresponding fair value and the accounting effect on income (pre-tax) based upon reasonably likely changes in our credit spreads as of June 30, 2011, with all other factors remaining constant:

Estimated (Decrease)/Increase in Liability

Change in credit spreads
(USD in thousands)
300 basis point decline	$41,702
200 basis point decline	$26,185
100 basis point decline	$12,295
100 basis point increase	$(11,552)
200 basis point increase	$(21,880)
300 basis point increase	$(31,335)

Equity market price risk

At June 30, 2011, the market value and book value of equity securities in our investment portfolio were $98.1 million and $88.6 million, respectively. Exposure to changes in equity market prices can be estimated by assessing potential changes in market values on our equity investments resulting from a hypothetical broad-based decline in equity market prices of 20%. With all other factors remaining constant, we estimated that such a decrease would reduce our investment portfolio held in equity investments by $19.6 million as of June 30, 2011. Preferred securities make up approximately 76.0% of our equity security portfolio with a market value of $74.5 million. The majority of our preferred stocks are perpetual preferreds with dividends. The fair value of the preferred securities could be affected by a deferral of dividends. We believe that the fair value of our preferred securities would decrease significantly if the dividends were deferred.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of June 30, 2011, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control Over Financial Reporting — There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed, in April 2008, The PMI Group and certain of our executive officers and directors were named in one federal and one state shareholder derivative suit. The parties to these actions agreed to settlements of both actions in March 2011. On July 13, 2011, the U.S. District Court for the Northern District of California entered a final order approving the settlement of, and dismissing with prejudice, the federal court action. The Court’s order further directed the parties to seek dismissal with prejudice of the state action, pursuant to the terms of the agreed-upon settlement.

ITEM 1A.	RISK FACTORS

The discussion of our business and financial results should be read together with the risk factors contained below and in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which describe risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, or prospects in a material and adverse manner.

Our primary mortgage insurance subsidiary, MIC, no longer complies with minimum regulatory capital requirements. MIC could be required to cease writing new business, placed under regulatory supervision or ordered into receivership.

As a result of continued losses, at June 30, 2011, we estimate that: (1) MIC’s statutory capital (which is the sum of MIC’s policyholders’ surplus and contingency reserves) was $257.8 million, which was $320.3 million below the minimum set by Arizona law; and (2) its risk-to-capital ratio was 58.1 to 1, above the regulatory maximum 25 to 1 set by various other states. Without significant additional capital or capital relief, MIC’s:

•	statutory capital will continue to decline,

•	risk-to-capital ratio will continue to increase, and

•	policyholders’ surplus could become negative, and such event could occur as early as the second half of 2011.

MIC’s primary insurance regulator is the Arizona Department of Insurance (the “Department”). Arizona law provides for the mandatory suspension of an insurer’s license if the insurer’s policyholders’ surplus declines below $1.5 million. In the event MIC either does not obtain significant capital or capital relief or does not demonstrate to the Department significant progress in connection therewith, we believe it is likely that the Department will require MIC to cease writing new business and, in addition, could place MIC under supervision or initiate receivership proceedings, as described below. See, We must procure substantial capital to preserve our ability to continue to write new business and we may not be able to raise such capital on a timely basis and on favorable terms, or at all, below.

We have advised the Department of MIC’s second quarter results and its non-compliance with its minimum policyholders’ position. In the near future, we expect to further discuss with the Department MIC’s financial condition and the capital initiatives we are pursuing. To date, the Department has neither limited MIC’s ability to transact new insurance business nor provided us with a timetable of required action by MIC. If the Department were to determine that MIC’s financial condition warranted regulatory action, it could, among other actions, issue an administrative order requiring MIC to suspend writing new business in all states. There can be no assurance that the Department will not require MIC to cease writing new business.

The Department also has the authority, if it were to make a finding that MIC was in a “hazardous financial condition,” to issue a corrective order and place MIC under “supervision.” Under supervision, MIC would likely be prohibited from writing new business and from engaging in transactions (including disposing of assets) out of the ordinary course of business unless it has the prior approval of the Director of the Department or the Director’s designated supervisor. Further, the Department at any time could initiate state court receivership proceedings for the rehabilitation or liquidation of MIC. In a court-ordered receivership, the Director would be appointed receiver of MIC and would have full and exclusive power of management and control of MIC.

We cannot predict if, or under what circumstances or timing, the Department will take any of the above steps. One or more of the actions described above, if taken by the Department, would have a material adverse effect on our financial condition and results of operations.

We must procure substantial capital to preserve our ability to continue to write new business and we may not be able to raise such capital on a timely basis and on favorable terms, or at all.

As a result of continued elevated losses in 2011, and our expectation that we will continue to incur significant future losses, we must procure substantial amounts of additional capital in order to preserve our ability to continue to write new insurance business. We are exploring capital alternatives that, if successful, could provide capital or capital relief to MIC or capital to other insurance subsidiaries so that they may replace MIC as our primary writer of new insurance. Such alternatives include the restructuring of MIC’s primary insurance portfolio, debt or equity offerings by TPG or our insurance subsidiaries, and reinsurance.

The substantial decline in our market capitalization, the downgrades in the ratings of our debt securities and our significant operating losses, combined with difficult market conditions generally and in our industry specifically, limit our ability to obtain debt or equity financing in capital markets transactions or from private sources. We may not be able to raise capital on favorable terms and in the amounts that we require, or at all. Moreover, to the extent a capital raising transaction is undertaken in an effort to avoid an adverse action by insurance regulators, the GSEs or other third parties, we cannot be sure that the transaction could be completed in a timely manner to avoid such action. If we are not able to raise needed capital, we likely will be required, at a minimum, to cease writing new business. In such an event, our control of MIC would be limited and it is possible that a receiver would be appointed and would acquire exclusive power of management and control of MIC.

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

The amount of, and need for, additional capital could be affected by a variety of factors, including, among others:

•	State regulatory capital requirements and the views of state insurance regulators regarding our financial position.

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

Our holding company structure and certain regulatory and other constraints could affect our ability to satisfy our obligations.

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

Following our capital raise in the second quarter of 2010, The PMI Group contributed $610 million to MIC in the form of capital and two surplus notes with aggregate face amounts of $285 million (the “Surplus Notes”). The terms of the Surplus Notes provide for interest, principal and redemption payments that are generally concurrent with and equivalent to the payment of interest, principal or redemptions with respect to our convertible notes or cash settlements of our convertible notes once such conversions exceed a specified level. Pursuant to the Arizona Insurance Code, our interest in the Surplus Notes is subordinate to the claims of policyholders, claimants and beneficiaries and to all other classes of creditors, other than surplus noteholders. Amounts may only be paid out of surplus, and even if sufficient surplus is available, each interest, principal and redemption payment in respect of the Surplus Notes is subject to the prior approval of the Department. Although we have received a letter from the Department approving MIC’s payment of interest provided all of the terms and conditions of the Surplus Notes are satisfied, that approval may be rescinded at any time and it is more likely to be rescinded if the Department were to require MIC to cease writing new business in all states. In addition, the pre-approval letter does not contain any advance approval of the payment of principal or redemption amounts. There is a significant risk that the Department could require MIC to limit, or cease, making scheduled interest or principal payments on the Surplus Notes. Accordingly, there can be no assurance that we will receive any payments in respect of the Surplus Notes, either in a timely manner in order to satisfy our obligations, including our obligations under our convertible notes, or at all.

MIC and The PMI Group are parties to tax sharing agreements that have benefited, and expense cost allocation agreements that are benefitting, us materially by reducing our obligations and liquidity requirements. The tax sharing agreements allocate current tax expense (benefit) and tax payments (refunds) between TPG and its insurance subsidiaries. Due to significant losses, TPG is not expected to receive significant tax reimbursements from MIC until such time it begins to generate taxable income. There is a significant risk, particularly in the event that the Department were to require MIC to cease writing new business, that the Department could require TPG to pay higher portions of incurred expenses currently paid by MIC pursuant to the cost allocation agreements, or could cause MIC to limit, or cease making, tax and expense reimbursements to TPG. Accordingly, there can be no assurance that we will continue to receive payments pursuant to the allocation agreements, either in a timely manner in order to satisfy our obligations or at all. The inability of MIC and our other subsidiaries to pay amounts in respect of the Surplus Notes and the tax and expense cost allocation agreements in amounts sufficient to enable us to meet our cash requirements at the holding company level would affect our ability to repay our debt, pay holding company expenses and otherwise have a material adverse effect on The PMI Group’s liquidity.

MIC did not pay dividends to us in 2010 and we do not expect that MIC will pay dividends in the foreseeable future.

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

If the Department were to seek and obtain a court order appointing, or MIC were to consent to the appointment of, a receiver or similar official of MIC, an event of default could result under the indenture governing The PMI Group’s outstanding debt securities, which would cause those debt securities to become immediately due and payable.

The indenture governing an aggregate of $685 million in principal amount of The PMI Group’s outstanding debt securities provides that it will be an event of default with respect to those debt securities if, among other things, a court were to enter an order appointing a custodian, receiver, liquidator or similar official of MIC or a substantial part of its property and such order were to continue unstayed and in effect for a period of 60 consecutive days or if MIC were to consent to such an appointment. Accordingly, although an order by the Department requiring MIC to cease writing new business would not itself constitute an event of default, if the Department were to seek and obtain a court order appointing a receiver of MIC, and such order were to remain in effect unstayed for 60 consecutive days, an event of default would occur with respect to these debt securities. In addition, it is possible that other actions that the Department might take or to which MIC might consent involving the appointment of other officials with authority over MIC or its assets would also constitute such an event of default. If such an event of default were to occur, these debt securities would become immediately due and payable. The PMI Group does not have access to sufficient funds or other sources of liquidity sufficient to enable it to repay such debt securities if they were to become due and payable.

MIC is currently unable to write business in six states and we expect this number to significantly increase. Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful.

In sixteen states, if a mortgage insurer does not meet a required minimum policyholders’ position (calculated in accordance with statutory formulae) or exceeds a maximum permitted risk-to-capital ratio of 25 to 1, it may be prohibited from writing new business. In two of those states, mortgage insurers are required to cease writing new business immediately if and so long as they fail to meet capital requirements. In the remaining fourteen states (including Arizona), regulators exercise discretion as to whether the mortgage insurer may continue writing new business. Thirty-four other states do not have specific capital adequacy requirements for mortgage insurers.

MIC is currently precluded from writing new business in six states and is operating under regulatory waivers or discretion in ten states. Four of MIC’s waivers expire on December 31, 2011 or earlier. Each of the waivers issued to MIC may be withdrawn at any time by the applicable insurance department. In light of our second quarter results, we expect that the number of states in which MIC is precluded from writing new insurance will significantly increase. It is not clear what actions, if any, the insurance regulators in states that do not have capital adequacy requirements may take as a result of MIC failing to meet capital adequacy requirements established by one or more states.

In the third quarter of 2011, we began writing new mortgage insurance through PMAC, a subsidiary of MIC, in six states in which MIC either did not obtain, or exceeded the terms of, a waiver or other regulatory forbearance. We believe that the number of states in which we seek to utilize PMAC for our new business writings will significantly increase. Fannie Mae and Freddie Mac (collectively, the “GSEs”) approved the use of PMAC as a limited, direct issuer of mortgage guaranty insurance in certain states in which MIC is unable to continue to write new business. The GSEs’ approvals of PMAC currently expire on December 31, 2011. While we have requested extensions, there can be no assurance that the GSEs will grant them or that the GSEs will not revoke the PMAC approvals prior to December 31, 2011.

The GSEs’ approvals of PMAC are subject to restrictions. Fannie Mae’s approval is conditioned upon the requirements that: (1) the Department shall not have required MIC to cease transacting new business; and (2) PMAC’s direct written premiums for a calendar quarter not exceed 20% of the combined direct written premiums of MIC and PMAC for such calendar quarter, unless Fannie Mae provides prior written consent, which it shall not unreasonably withhold. If the Department requires MIC to cease transacting new business, under Fannie Mae’s approval, PMAC would no longer be an eligible mortgage insurer. If we are unable to satisfy any of the other GSE eligibility requirements for PMAC, if the GSEs do not extend PMAC’s approvals, or if the GSEs revoke PMAC’s approvals, we would be unable to offer mortgage insurance through PMAC. If this were to occur, we would not be able to offer mortgage insurance through our combined insurance subsidiaries in all fifty states. Our inability to write new mortgage insurance in one or more states could significantly harm our customer relationships, revenues and results of operations. In addition, some of our customers may choose not to purchase mortgage insurance from us in any state unless we offer mortgage insurance through the combined companies in all fifty states. If we lose the business from a significant portion of our customer base, our revenues and results of operations would be negatively impacted.

MIC’s inability to maintain its status with the GSEs as an eligible provider of mortgage guaranty insurance would significantly harm our financial condition and results of operations.

In 2008, in order to maintain its eligibility with the GSEs, MIC was required to submit remediation plans to each of the GSEs. To date, each of the GSEs continues to treat MIC as an eligible mortgage insurer. On May 25, 2011, we received a request from Freddie Mac to update MIC’s 2008 remediation plan. Among other things, Freddie Mac requested information regarding MIC’s performance under the 2008 plan, capital enhancement initiatives, and financial and performance projections. Freddie Mac also requested that MIC provide significant additional actuarial information under a variety of scenarios. On July 1, 2011, we responded to Freddie Mac’s request to update MIC’s remediation plan and are currently in discussions with Freddie Mac regarding the timing of providing it with the requested actuarial information.

There can be no assurance that each of the GSEs will continue to be satisfied with MIC’s performance under its remediation plans or that MIC will continue to be treated as an eligible mortgage insurer under a remediation plan with either or both GSEs. As a result of our current capital position and financial results, among other factors, there is a greater risk that either or both of the GSEs could determine that MIC is no longer an eligible mortgage insurer. The GSEs, as major purchasers of conventional mortgage loans in the United States, are the primary beneficiaries of MIC’s mortgage insurance coverage. If either or both of the GSEs were to cease to consider MIC an eligible mortgage insurer and, therefore, cease accepting our mortgage insurance products, our customers who sell loans to the GSEs would stop purchasing mortgage insurance from us, and our consolidated financial condition and results of operations would be materially, and potentially irreparably, impaired.

Customers may reduce or eliminate their allocation of new business to PMI, which would negatively impact our revenues and results of operations.

As a result of PMI’s financial condition and lack of compliance with state minimum capital requirements, our customer relationships could be significantly harmed. PMI’s customers could immediately reduce or eliminate their allocations of business to PMI. Additionally, if we are unable to offer mortgage insurance through PMAC, we would not be able to offer mortgage insurance through our combined insurance subsidiaries in all fifty states. See MIC is currently unable to write business in six states and we expect this number to significantly increase. Our plan to write certain new mortgage insurance in a subsidiary of MIC may not be successful, above. Some of our customers may choose not to purchase mortgage insurance from us in any state unless we offer mortgage insurance through the combined companies in all fifty states. If customers reduce or eliminate their allocations of business to PMI, our revenues and results of operations would be negatively impacted.

Depending on the timing and magnitude of future losses, MIC could exhaust its available claims-paying resources and capital and surplus.

As a result of continuing losses, in the second quarter of 2011, MIC’s policyholders’ position declined below the minimum, and its risk-to-capital ratio increased above the maximum, levels necessary to meet state regulatory capital adequacy requirements, described above. The degree of MIC’s noncompliance with applicable capital requirements will depend on the magnitude of losses in the second half of 2011 and thereafter. Estimating future losses, and the timing of future losses, is inherently uncertain and requires significant judgment. Our expectations regarding MIC’s future losses have changed significantly from period to period and may change significantly over time. In recent periods, our losses have significantly exceeded our estimates in past periods, and our future losses could materially exceed our estimates.

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

Many of these factors are outside of our control and difficult to predict. In addition, some of these factors, such as the views and requirements of the GSEs and rating agencies, are subjective and not subject to specific quantitative standards. Due to the inherent uncertainty and significant judgment involved in the numerous assumptions required in order to estimate our losses, loss estimates have varied widely. Internal models and various third parties have estimated our losses based on their own perspectives on such assumptions and have projected such losses to be materially higher than management’s estimates have indicated and/or that the time frame in which we would have to make payments with respect to such losses will occur sooner than we anticipate. If the amount and/or timing of MIC’s mortgage insurance losses were to emerge in a manner that is consistent with certain of those estimates, MIC could exhaust its available claims-paying resources and capital and surplus unless we raise additional capital or are able to take other steps to enhance our capital.

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

When PMI rescinds insurance coverage, we remove it from our calculation of PMI’s risk-in-force and insurance in force. In addition, if the rescinded loan was delinquent, we cease to include that loan in our default inventory and, therefore, do not incorporate that loan into our loss reserve estimates. Accordingly, past rescissions of delinquent loans have materially reduced our loss reserve estimates. In arriving at our loss reserve estimates, we also consider the effect of projected future rescission activity with respect to the existing inventory of delinquent insured loans. Projected future rescissions are materially reducing our current loss reserve estimates, although to a lesser extent than in past periods. To the extent future rescission activity is lower than projected, we would increase loss reserves in future periods.

Upon receiving PMI’s notice of rescission with respect to a loan, the insured, either directly or through its servicer, may seek additional information as to our rescission and/or request reconsideration by challenging the bases of our decision to rescind coverage on specific loans (“loan-level challenge”). (For a discussion of our rescission reconsideration process, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Conditions and Trends Affecting our Business — U.S. Mortgage Insurance Operations — Rescission Activity.) If we decide to reverse a rescission after consideration of a loan-level challenge, we reinstate coverage of the loan after receipt of the applicable premium (“reinstatement”). If we reinstate coverage of a loan that is delinquent at the time of reinstatement, regardless of its status at the time of the rescission, we reassume the risk and include the loan in our delinquent loan inventory. Based on our historical experience, we estimate the portion of policies that we expect to reinstate after our reconsideration is complete, and take such estimate into account in establishing our reserves. If levels of reinstatements exceed our expectations, we will increase our loss reserves, and our financial condition and results of operations will be negatively impacted.

In some cases, insureds are also challenging our general rights to rescind coverage of all or any loans under the terms of PMI’s master policies (“general challenges”). These general challenges do not identify the specific loans believed to be at issue and may refer to broad categories of loans. As we have received general challenges from several larger customers, the aggregate risk relating to general challenges would be material if we are unable to satisfactorily resolve such challenges. With respect to loans as to which we have determined not to reinstate coverage, we do not include a reserve for the possibility that we may be unsuccessful in defending our rescissions in litigation or other dispute resolution processes.

If we are not able to informally resolve a disagreement with an insured regarding a rescission of coverage and/or its general challenges, the insured or PMI may seek resolution of the disagreement by filing a lawsuit or requesting that the parties agree to an arbitration or other form of dispute resolution. See Part I, Item 1. Interim Consolidated Financial Statements and Notes — Note 9, Commitments and Contingencies — Legal Proceedings for a discussion of certain rescission related litigation and other proceedings in which PMI is currently involved. Because our or other mortgage insurers’ contractual rescission rights have been subject to few judicial decisions, it is unclear whether a court or arbitrator would adopt the same interpretation of our contractual rescission rights as we do. Accordingly, there is a risk that we will not be successful in defending our contractual bases of rescission against challenges. If this were to happen, we would likely be required to reinstate coverage on the disputed, rescinded loans, pay claims (including accrued interest) on those rescinded loans that were delinquent, and pay additional contractual or extra-contractual damages, if any, awarded by the court or arbiter. An adverse judgment or settlement could have a material adverse effect on our results of operations, financial condition and cash flows.

On June 30, 2011, Fannie Mae issued an announcement to its servicers regarding their obligation to repurchase loans following rescissions of mortgage insurance coverage or denials of claims (“Fannie Mae Announcement”). Among other things, the Fannie Mae Announcement requires lenders to resolve requested repurchases within ninety days of Fannie Mae’s request. As a result of the Fannie Mae Announcement, we believe servicers will attempt to resolve requests for reconsideration of mortgage insurance rescissions and claim denials with PMI within the same ninety-day time-frame. It is uncertain whether the Fannie Mae Announcement will increase the likelihood of rescission and/or claim denial related disputes with servicers of PMI insured loans.

Claim denials may not materially reduce our loss reserve estimates at the same levels as we expect, and our loss reserves will increase if future claim denial activity is lower than projected or if we reverse claim denials beyond expected levels.

In some cases, our servicing customers do not produce documents necessary to perfect claims. This is often the result of the servicer’s inability to provide the loan origination file or other servicing records for our review. If the requested documents are not produced after repeated requests by PMI, the claim will be denied (“documentation claim denials”). Beginning in 2010, claim denial activity also included claims denied or curtailed as a result of servicers’ failure to, among other things, adhere to customary standards relating to the servicing of delinquent loans (“servicer-related claim denials”). We expect the number of servicer-related claim denials to increase in 2011. We consider our estimates of future claim denials in establishing our loss reserves. In 2010, we increased our assumptions of future claim denials which reduced our loss reserves estimates. Our projection of future claim denials with respect to the current inventory of delinquent loans has reduced, and is continuing to reduce, our loss reserve estimates. If future expected documentation and servicer-related claim denials are lower than expected when loss reserves are established, we would be required to increase our loss reserves. In the second quarter of 2011, as a result of significantly greater numbers of reversals of claim denials in the period, we significantly decreased our estimate of future claim denials, which negatively impacted our losses. In addition, we increased loss reserves in the quarter as a result of actual reversals of claim denials occurring in the period. There can be no assurance that we will not significantly adjust our claim denial and reversal of claim denial assumptions in the future. There can be no assurance that the reversal frequency will not again exceed our expectations or that our loss reserve estimates adequately provide for such occurrences. To date, we have not received material challenges to our documentation and servicer-related claim denials. As discussed above in Rescission activity may not materially reduce our loss reserve estimates at the same levels we have recently experienced. Also, our loss reserves will increase if future rescission activity is lower than projected, if we reverse rescissions beyond expected levels, or if we are unable to defend our rescissions in litigation and, therefore, are required to reassume risk and establish loss reserves on delinquent loans, it is unclear whether the recent Fannie Mae Announcement regarding servicers’ repurchase obligations will result in material challenges to our claim denials. However, there can be no assurance that we will not receive significant challenges in the future or that such challenges will not result in disputes with our customers. Our claim denial practices have not been subject to judicial interpretation; therefore, it is unclear whether a court would adopt the same interpretation of our rights as we do. If we are not successful in defending our claim denials, we could be required to pay significant additional amounts in claims, which could materially harm our financial condition and results of operations.

Due to continued losses, we may be required in the future to record a premium deficiency reserve with respect to our U.S. Mortgage Insurance Operations or MIC.

We perform premium deficiency analyses quarterly on a single book basis for the U.S. Mortgage Insurance Operations using assumptions based on our best estimates when the analyses are performed. In addition, we also perform a premium deficiency analysis on a statutory basis for MIC. The calculation for premium deficiency, which is our estimate of expected future losses and expenses to the extent they exceed expected future premiums, requires significant judgment and includes estimates of future expected premiums, expected claims, loss adjustment expenses, maintenance costs and interest income as of the date of the test. The calculation of future expected premiums uses assumptions for persistency and termination levels on policies currently in force. Assumptions for future expected losses include future expected average claim sizes and claim rates which are based on the current default rate and expected future defaults.

A premium deficiency analysis was performed on a GAAP basis, as of June 30, 2011, and we determined there was no premium deficiency in our U.S. Mortgage Insurance Operations segment despite continued significant losses in the second quarter of 2011. The excess of future expected premiums, reserves for losses and loss adjustment expenses and investment income over expected paid claims and expenses in our U.S. Mortgage Insurance Operations segment was approximately $0.3 billion for the six months ended June 30, 2011. There are certain key assumptions and possible changes in circumstances that could result in negative changes to the excess. Using different assumptions, including assumptions that are reasonably possible but not, in our view, likely at the time of our analysis, could result in a significant decrease is the excess noted above, and could potentially result in the recognition of a premium deficiency reserve. Because this premium deficiency calculation required significant judgment and estimation, to the extent actual losses are higher or actual premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve in future reporting periods, which would negatively affect our financial condition, results of operations or MIC’s statutory capital. In the second quarter of 2011, we recorded a premium deficiency reserve with respect to one of MIC’s reinsurance subsidiaries, which negatively impacted MIC’s statutory capital.

Implementation of the Dodd-Frank Act could negatively impact private mortgage insurers and PMI.

Among other things, the Dodd-Frank Act, passed by Congress in July 2010, expands federal oversight of the insurance industry and consumer financial products and services, including mortgage loans. One component of the Dodd-Frank Act will require mortgage lenders and securitizers to retain a portion of the risk on mortgage loans they sell or securitize, unless the mortgage loans are “qualified residential mortgages” or are insured by the FHA or another federal agency. On March 30, 2011, federal regulators released a proposed rule that details the regulatory definition of a qualified residential mortgage, including a requirement that such mortgages include a cash down-payment equal to at least the sum of (i) the closing costs payable by the borrower, (ii) 20% of the lesser of the applicable property’s estimated market value and its purchase price, and (iii) the difference, if a positive amount, between the applicable property’s purchase price and its estimated market value. Regulators are seeking public comment and data regarding the credit risk mitigation effects of private mortgage insurance and an alternative definition that would include a down-payment of 10% (as opposed to 20%) of the lesser of the applicable property’s estimated market value and its purchase price and take into account private mortgage insurance for higher LTV ratio maximum requirements. The proposed rule exempts the GSEs from the risk retention requirement as long as they remain in conservatorship. We submitted comments to the proposed rule on August 1, 2011 in support of a definition of a qualified residential mortgage that includes a lower down-payment requirement and the use of private mortgage insurance. Depending on the maximum LTV allowed in the final definition and whether, and to what extent, if any, the presence of mortgage insurance becomes a criterion for a “qualified residential mortgage” and whether lenders choose mortgage insurance for non-qualified residential mortgages, the proposed rule could negatively affect the private mortgage insurance industry and our future insurance writings.

In addition, the Dodd-Frank Act established the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services. It is unclear whether this new agency will issue any rules or regulations that affect our business or the volume of low-down-payment mortgage originations. Such rules and regulations could negatively impact our financial position and results of operations.

We may be required to record a full valuation allowance or increase the current partial valuation allowance against our net deferred tax assets and may not be able to realize all of our deferred tax assets in the future.

As of June 30, 2011, we had net deferred tax assets of $733.7 million. Our management reviews the need to establish a valuation allowance against our deferred tax assets on a quarterly basis. Under Topic 740, and beginning in 2010, we do not use forecasted taxable income from our mortgage insurance activities as positive evidence in determining whether or not the deferred tax assets will be utilized. In the second quarter of 2011, we evaluated our deferred tax assets in light of this and other factors and determined that it was necessary to increase the valuation allowance by $161.6 million to $688.9 million. We expect to be able to utilize our remaining net deferred tax assets of $44.8 million based on contractual cash flow streams and tax strategies that are not dependent on generating taxable income from our mortgage insurance activities. There is no assurance that our future expected cash flow streams or tax strategies will permit us to utilize our remaining $44.8 million net deferred tax assets. We may be required to record a full valuation allowance or increase the current partial valuation allowance against our remaining net deferred tax assets, with a corresponding charge to net income, which would have a material adverse effect on our results of operations and financial condition. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates —Valuation of Deferred Tax Assets for more discussion.

We will not be able to realize our deferred tax asset for which we have established a valuation allowance until such time as we return to a period of sustained profitability. There is no assurance, however, that we will return to profitability. Even if we return to profitability, there is a risk that such period of profitability will not be long enough in duration to generate sufficient future taxable income to permit us to realize some or all tax benefits. Even if we were to realize future tax benefits, the timing may be significantly delayed.

Our primary insurance subsidiary, MIC, could be subject to the terms of its runoff support agreement with Allstate.

If it were to be enforced by a court of final appeal or applicable regulator, the terms of a 1994 Allstate runoff support agreement restrict MIC in the event that its risk-to-capital ratio exceeds 23 to 1. The original risk-in-force on policies covered under the Allstate runoff support agreement has been reduced from approximately $13 billion in 1994 to less than $30 million as of June 30, 2011 (less than 0.2% of original risk-in-force). We expect any potential future losses associated with the remaining risk-in-force under the Allstate runoff support agreement to be immaterial. Under the runoff support agreement, among other things, MIC may not declare or pay dividends at any time that its risk-to-capital ratio equals or exceeds 23 to 1 or if such a dividend would cause its risk-to-capital ratio to equal or exceed 23 to 1. In addition, if MIC’s risk-to-capital ratio equals or exceeds 23 to 1 at three consecutive monthly measurement dates, MIC may not enter into new insurance or reinsurance contracts without the consent of Allstate. Following such time as MIC’s risk-to-capital ratio were to exceed 24.5 to 1, the runoff support agreement requires MIC to transfer substantially all of its liquid assets to a trust account for the payment of MIC’s obligations to policyholders, therefore negatively affecting MIC’s and The PMI Group’s liquidity position. Any failure to meet the capital requirements set forth in the runoff support agreement with Allstate could, if pursued by Allstate, have a material adverse impact on our financial condition, results of operations and business.

Our Amended and Restated Tax Benefits Preservation Plan may not be effective in preventing an “ownership change” as defined in Section 382 of the Internal Revenue Code and our deferred tax assets and other tax attributes could be significantly limited.

We have significant deferred tax assets that are generally available to offset future taxable income or income tax. On August 12, 2010, the Board of Directors of The PMI Group adopted a Tax Benefits Preservation Plan (the “Plan”). In connection with the adoption of the Plan, on August 12, 2010, The PMI Group’s Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of The PMI Group’s common stock payable to holders of record of the common stock on August 23, 2010. On February 17, 2011, the Board of Directors of The PMI Group adopted the Amended and Restated Tax Benefits Preservation Plan (as amended, the “Amended Plan”), which amends and restates the Plan in its entirety. The purpose of the Amended Plan is to help protect our ability to recognize certain tax benefits in future periods from net unrealized built in losses and tax credits, as well as any net operating losses that may be expected in future periods (the “Tax Benefits”). Our use of the Tax Benefits in the future would be significantly limited if we experience an “ownership change” for U.S. federal income tax purposes. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined under U.S. income tax laws) that exceeds 50 percentage points over a rolling three-year period. The Amended Plan is designed to reduce the likelihood that we will experience an ownership change by (i) discouraging any person or group from becoming a “5-percent shareholder” and (ii) discouraging any existing “5-percent shareholder” from acquiring more than a minimal number of additional shares of our stock. The Amended Plan was approved by The PMI Group’s stockholders at its 2011 annual meeting.

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

August 4, 2011

/s/ Donald P. Lofe, Jr.
Donald P. Lofe, Jr. Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

August 4, 2011

/s/ Thomas H. Jeter
Thomas H. Jeter Group Senior Vice President, Chief Accounting Officer and Corporate Controller

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Specimen common stock certificate (incorporated by reference to exhibit 4.1 to the registrant’s annual report on Form 10-K, filed on March 13, 2011 (File No. 001-13664)).

4.2	Amended and Restated Tax Benefits Preservation Plan, dated as of February 17, 2011, between The PMI Group, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Preferred Stock of The PMI Group, Inc. as Exhibit A, the Summary of Terms of the Amended and Restated Tax Benefits Preservation Plan as Exhibit B and the Form of Right Certificate as Exhibit C (incorporated by reference to exhibit 4.1 to the registrant’s current report on Form 8-K filed on February 22, 2011 (File No. 001-13664)).

10.1*	Form of The PMI Group, Inc. Amended and Restated Change in Control Agreement (incorporated by reference to exhibit 10.1to the registrant’s current report on Form 8-K filed on July 25, 2011 (File No. 001-13664)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

*	Management or director contract or compensatory plan or arrangement.